Form 10-Q
period 1996-06-30
PEAK TECHNOLOGIES GROUP INC
filed 1996-08-13
CIK 886044

         1.

                           UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File number  0-20078


                      THE PEAK TECHNOLOGIES GROUP, INC.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   22-3028807
- --------------------------------            -------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


600 Madison Avenue, 26th Floor, New York, New York               10022
- ---------------------------------------------------        ---------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  212-832-2833
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             -----  -----

The number of shares outstanding of the issuer's Common Stock, $.01 par value, was 9,261,575 as of July 31, 1996.

        2.

                 THE PEAK TECHNOLOGIES GROUP, INC.

                         INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                 PAGE
- --------------------------------                                ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         June 30, 1996 and December 31, 1995                      3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months ended June 30, 1996 and 1995        4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months ended June 30, 1996 and 1995              5

         Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                       7

PART II.  OTHER INFORMATION
- --------------------------------
Item 4.  Submission to Matters to a Vote of Security Holders      9

Item 6.  Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                        10



         3.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                              June 30,        December 31,
                                                1996              1995
                                            -----------       ------------
                                            (Unaudited)
             ASSETS
- ------------------------------------
Current assets:
  Cash                                        $  1,142           $    311
  Accounts receivable, less
   allowances for doubtful
   accounts and sales returns of
   $1,442 in 1996 and $1,014 in 1995            49,827             38,949
  Inventories                                   29,302             23,583
  Deferred tax asset                             2,448              2,791
  Prepaid expenses and other
   current assets                                4,045              1,892
                                            -----------       ------------
      Total current assets                      86,764             67,526

 Furniture, equipment and
  leasehold improvements                        10,938              8,205
 Less accumulated depreciation                   3,994              2,942
                                            -----------       ------------
                                                 6,944              5,263
 Customer list, less accumulated
  amortization of $1,637 in 1996
  and $1,533 in 1995                             1,287                590
 Non-competition agreements, less
  accumulated amortization of
  $579 in 1996 and $397 in 1995                  2,121                 517
 Cost in excess of fair value of
  net assets acquired, less
  accumulated amortization of
  $3,567 in 1996 and $3,112 in 1995             45,939             28,817

 Deferred tax asset                              1,792                535
 Other assets                                    1,125                529
                                            -----------       ------------
                                              $145,972           $103,777
                                            ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Accounts payable                             $ 27,221           $ 17,057
 Other accrued liabilities                       8,343              6,984
 Income taxes payable                            1,029                934
 Deferred income - maint. contracts             10,004              8,159
                                            -----------       ------------
      Total current liabilities                 46,597             33,134

Long-term debt                                  19,100              2,476
Other liabilities                                3,339              1,534
Commitments and contingencies                      -                  -

Stockholders' equity
 Preferred stock, $.01 par value;
  authorized 2,000,000 shares; none
  issued and outstanding                           -                  -
 Common stock, $.01 par value;
  authorized 15,000,000 shares; issued
  and outstanding shares of 9,261,575
  in 1996 and 8,966,288 in 1995                     93                 90
 Capital in excess of par                       65,765             59,623
 Retained earnings                              11,078              6,920
                                            -----------       ------------
       Total stockholders' equity               76,936             66,633
                                            -----------       ------------
                                              $145,972           $103,777
                                            ===========       ============

See notes to condensed consolidated financial statements.


         4.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                               For the three months      For the six months
                                  ended June 30,           ended June 30,
                           -------------------------- -----------------------
                                1996         1995        1996         1995
                            ------------ ------------ ----------- -----------
Sales:
   Equipment and Systems      $  50,699    $  37,984   $  91,557   $  74,070
   Maintenance                    8,872        8,087      17,246      15,405
                            ------------ ------------ ----------- -----------
                                 59,571       46,071     108,803      89,475
Cost of Sales:
   Equipment and Systems         33,763       26,476      61,133      52,317
   Maintenance                    4,489        4,080       8,798       7,733
                            ------------ ------------ ----------- -----------
                                 38,252       30,556      69,931      60,050

      Gross Profits              21,319       15,515      38,872      29,425

Selling, general, engineering
  and administrative expenses    16,266       11,604      30,367      22,521
Amortization of intangibles         444          228         744         479
Merger and integration charges       -            -           -          470
                            ------------ ------------ ----------- -----------
    Income from operations        4,609        3,683       7,761       5,955

Other expenses:
   Interest expense, net            316          331         426         818
   Amortization of debt
     issuance costs                  12           24          25          50
                            ------------ ------------ ----------- -----------
                                    328          355         451         868
                            ------------ ------------ ----------- -----------

Income before income taxes        4,281        3,328       7,310       5,087
Provision for income taxes        1,758        1,261       2,986       2,069
                            ------------ ------------ ----------- -----------
Net income                     $  2,523     $  2,067    $  4,324    $  3,018
                            ============ ============ =========== ===========
Per share data:
    Net income                 $   0.27     $   0.25    $   0.46    $   0.38
                            ============ ============ =========== ===========

    Average common
      shares outstanding          9,450        8,132       9,334       7,874


See notes to condensed consolidated financial statements.

         5.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)


                                             For the six months ended June 30,
                                             --------------------------------
                                                1996              1995
                                              --------          --------
Cash flows from operating activities:
 Net income                                     $4,324            $3,018
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  1,560               929
  Accounts receivable                           (5,892)           (5,757)
  Inventories                                   (2,762)             (827)
  Income taxes                                  (1,948)              413
  Accounts payable and accrued liabilities       2,696            (2,666)
  Prepaid expenses and other current assets       (859)             (653)
  Deferred income - maintenance contracts          545               160
  Other assets and liabilities                      49            (1,712)
                                              --------          --------
     Net cash used in operating activities      (2,287)           (7,095)

Cash flows from investing activities:
 Capital expenditures                           (1,581)           (1,317)
 Purchase of business                          (12,620)             (366)
                                              --------          --------
  Net cash used in investing activities        (14,201)           (1,683)

Cash flows from financiang activities:
 Borrowing under revolving loans, net           16,216           (10,562)
 Repayments of long term debt                       -             (4,244)
 Capital contribution and issuance of stock      1,103            26,167
                                              --------          --------
 Net cash provided by financing activities      17,319            11,361

    Net increase in cash                           831             2,583

 Cash at beginning of the period                   311             2,132
                                              --------          --------
 Cash at end of the period                      $1,142            $4,715
                                              ========          ========

Supplemental disclosure of cash flow information:
  Cash paid during period for:
     Income taxes                               $2,922            $1,966
                                              ========          ========
     Interest                                   $  276            $  682
                                              ========          ========

 See notes to consolidated financial statements.


         6.

THE PEAK TECHNOLOGIES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist of only normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations as of and for the periods presented.

Accuscan and Dytec were both merged with the Company during 1995 in transactions that were accounted for as pooling-of-interests. As a result of the December 6, 1995 merger with Dytec, Peak's financial position and results of operations, for all prior periods, have been restated to give effect to the merger. As a result of the September 30, 1995 merger with Accuscan, Accuscan's results of operations since January 1, 1995 have been included with the Company's, however, due to immateriality prior period financial statements have not been restated.

2. Primary earnings per share are computed by using the weighted average number of common stock and dilutive common share equivalents outstanding in the application of the treasury stock method. Primary and fully-diluted earnings per share are identical.

3. Inventories are stated primarily at the lower of cost (first-in, first-out) or market and consist of the following:

                           June 30, 1996          December 31, 1995
                          -----------------       -----------------
(In thousands)
Equipment:
    Components              $ 6,502                  $ 4,499
    Finished goods           12,243                    9,869
Maintenance Parts            10,557                    9,215
                          -----------------        -----------------
                            $29,302                  $23,583

4. On January 6, 1995, IPPC merged with the Company in a transaction accounted for as a pooling-of-interests. In connection with the IPPC merger, the Company incurred merger and integration charges in the first quarter of 1995 totaling approximately $470,000 ($326,000 after-taxes or $.04 per share). Of these charges, approximately $250,000 are related to professional fees and the remaining $220,000 are provisions for the costs of combining operations of the previously separate companies.


         7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales and the percentage change of such item compared to the corresponding prior period. Accuscan and Dytec were both merged with the Company during 1995 in transactions that were accounted for as pooling-of-interests. As a result of the December 6, 1995 merger with Dytec, Peak's financial position and results of operations, for all prior periods, have been restated to give effect to the merger. As a result of the September 30, 1995 merger with Accuscan, Accuscan's results of operations since January 1, 1995 have been included with the Company's, however, due to immateriality prior period financial statements have not been restated. Comparability of the data is also impacted by acquisitions occurring throughout the periods presented. Reference is made to the Company's 1995 10-K, for detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.


                                                                  % Increase/
                                     % of Net Sales               (Decrease)
                                -----------------------------   -------------
                                Three Months    Six Months      Three    Six
                                Ended June 30,  Ended June 30,  Months  Months
                                --------------  -------------- ---------------
                                                               1995 to 1995 to
                                1996    1995    1996    1995     1996    1996
                                ------  ------  ------  ------ ------- -------
Net Sales                       100.0%  100.0%  100.0%  100.0%    29.3%  21.6%
Cost of Sales                    64.2    66.3    64.3    67.1     25.2   16.5
                                ------  ------  ------  ------
Gross Profit                     35.8    33.7    35.7    32.9     37.4   32.1
Selling, General, Engineering
  and Administrative Expenses    27.3    25.2    27.9    25.2     40.2   34.8
Amortization of Intangibles       0.7     0.5     0.7     0.5     94.7   55.3
Merger and Integration Charges     -       -       -      0.5      N/M    N/M
                                ------  ------  ------  ------
Income from Operations            7.8     8.0     7.1     6.7     25.1   30.3
Interest and Other Expenses, net  0.6     0.8     0.4     1.0     (7.6) (48.0)
                                ------  ------  ------  ------
Income before Income Taxes        7.2     7.2     6.7     5.7     28.6   43.7
                                ======  ======  ======  ======

N/M - Not Meaningful


Results of Operations

June 30, 1996 Compared to June 30, 1995

Nets sales for the three months ended June 30, 1996 increased $13,500,000 or 29.3%, over the second quarter of 1995, to $59,571,000. Equipment and system sales increased by 33.5% to $50,699,000 and maintenance service sales increased 9.7% to $8,872,000 during the second quarter of 1996 compared to the second quarter of 1995. Net sales increased $19,328,000 or 21.6% to $108,803,000 for the first six months of 1996 compared to the same period of 1995. Equipment and system sales increased by 23.6% to $91,557,000 and maintenance service sales increased 12.0% to $17,246,000 for the six months ended June 30, 1996 compared to the same period of 1995. Sales and results of operations of the 1995 acquisitions of ISF, Datapen, Mandata and Numeric Arts, as well as, the 1996 acquisitions of Combitrading, Syntest, Acquidata, Barcode Systeme, and SASS Computer are included with the Company's from the date of acquisition. Exclusive of the sales impact from these acquisitions, net sales increased 14.0% and 10.7% for the three and six months ended June 30, 1996 over the comparable periods of 1995, due primarily to increased unit sales.


         8.

The Company's gross profit margins for the three and six months ended
June 30, 1996, were 35.8% and 35.7% compared to 33.7% and 32.9%
for the same periods of 1995. For the three and six months ended June 30, 1996, equipment and system margins increased to 33.4% and 33.2% compared to 30.3% and 29.4% for the same periods of 1995, resulting primarily from a continuing focus on the sale of bar code systems which incorporate Peak's proprietary software and professional services with related hardware, that generally generate higher gross profit margins. Maintenance service margins were 49.4% and 49.0% for the three and six months ended June 30, 1996 compared to 49.5% and 49.8% in the three and six month periods ended
June 30, 1995.

Selling, general, engineering, and administrative ("SGE&A") expense were 27.3% and 27.9% of net sales in the three and six months ended June 30, 1996 compared to 25.2% for both the second quarter and the first six months of 1995. The increases result primarily from additional technical personnel and related costs required to provide an increasing level of value added bar code solutions to the Company's customers, thereby increasing gross profit margins, as well as, increased operating costs associated with the Company's European expansion, where the Company experiences higher SGE&A costs relative to sales, which are offset by higher gross profit margin rates.

In connection with the IPPC merger, the Company incurred merger and integration charges in the first quarter of 1995 totaling approximately $470,000 ($326,000 after-taxes or $.04 per share). Of these charges, approximately $250,000 were related to professional fees and the remaining $220,000 were provisions for the costs of combining operations of the previously separate companies.

Interest and other expenses were reduced primarily as a result of proceeds from the Company's May 1995 public offering.

Income before income taxes increased to $4,281,000 in the second quarter of 1996 and $7,310,000 year to date 1996 compared to $3,328,000 and $5,087,000 for the same periods of 1995. Exclusive of the merger and integration charges, income before income taxes increased 31.6% for the six months ended June 30, 1996 over the first half of 1995.

Liquidity and Capital Resources

The Company's current ratio was 1.9 to 1 at June 30, 1996 versus 2.0 to 1 at December 31, 1995. As of June 30, 1996 working capital was $40,167,000. As of March 31, 1996 the Company's long-term revolving loan facility with a bank had an outstanding balance of $19,100,000 with an available borrowing of approximately $5,900,000. Amounts available under the Company's $25,000,000 loan facilities and funds generated from operations have been the Company's primary source of liquidity, which the Company believes will be sufficient to fund present cash needs.

The Company issued a total of 1,382,819 shares of Peak common stock through a public stock offering in May 1995. As a result of the offering, the Company received net proceeds of approximately $25,500,000 which were used to pay off all then existing debt with the remaining net proceeds available for general corporate purposes.

During the first quarter of 1995, the Company issued 144,306 shares of Peak common stock to retire $2,000,000 of subordinated debt, which arose in connection with the acquisition of Peak Technologies, Inc. in January 1990.

         9.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       The Peak Technologies Group, Inc. held its Annual Meetings of Stockholders' on June 3, 1996. At which time, the following items were voted on:

1. Management's nominees were elected as directors. The number of shares voted for each nominee were:

                                        For             Withheld
                                    -----------        -----------
              Nicholas R.H. Toms     6,934,666            55,535
              John R. Coutts         6,934,366            55,835
              Edward A. Stevens      6,914,666            75,535
              Gregory N. Thomas      6,934,666            55,535
              Herbert W. Marache     6,934,666            55,535

2. A proposal  for the appointment of the accounting firm
Ernst & Young as independent public accountants for Peak for the fiscal year ending December 31, 1996. In a vote to approve the proposal, the following number of shares of Common Stock were voted.
     For             Against         Abstain
 ------------      -----------     ------------
  6,981,828            537            7,836

3. A proposal to amend the Peak Non-Qualified Stock Option
Plan by increasing the number of shares available by 500,000.
In a vote to approve the proposal, the following number of shares of Common Stock were voted.
     For             Against         Abstain         Non-vote
- --------------     ------------    ------------     ----------
 4,880,060           288,833         322,293         1,499,015

Item 6. Exhibits and Reports on Form 8-K

(a)  The exhibit filed as part of this report is as follows:

     Exhibit 27 - June 30, 1996 Financial Data Schedule


         10.

        SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PEAK TECHNOLOGIES GROUP, INC.
- ----------------------------------
 (Registrant)


DATED:   August 13, 1996           By:       /s/  Edward A. Stevens
                                             -------------------------
                                                EDWARD A. STEVENS
                                                Executive Vice President,
                                                Chief Financial Officer


         11.

                          EXHIBIT INDEX
                          -------------

EXHIBIT           DESCRIPTION
- -------           -----------
  27              June 30, 1996 Financial Data Schedule