Form 10-Q
period 1996-09-30
PEAK TECHNOLOGIES GROUP INC
filed 1996-11-13
CIK 886044

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File number  0-20078


                      THE PEAK TECHNOLOGIES GROUP, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   22-3028807
--------------------------------            -------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


600 Madison Avenue, 26th Floor, New York, New York               10022
---------------------------------------------------        ---------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  212-832-2833
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             -----  -----

The number of shares outstanding of the issuer's Common Stock, $.01 par value, was 9,274,957 as of October 31, 1996.


                  THE EXHIBIT INDEX IS FOUND ON PAGE 11


        2.

                 THE PEAK TECHNOLOGIES GROUP, INC.

                         INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                  PAGE
--------------------------------                                 ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         September 30, 1996 and December 31, 1995                  3

         Condensed Consolidated Statements of Operations for the
         Three and Nine Months ended September 30, 1996 and 1995   4

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months ended September 30, 1996 and 1995         5

         Notes to Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                        7

PART II.  OTHER INFORMATION
--------------------------------

Item 6.  Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                        10



         3.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                           September 30,      December 31,
                                                1996              1995
                                            -----------       ------------
                                            (Unaudited)
             ASSETS
------------------------------------
Current assets:
  Cash                                        $    326           $    311
  Accounts receivable, less
   allowances for doubtful
   accounts and sales returns of
   $1,412 in 1996 and $1,014 in 1995            51,942             38,949
  Inventories                                   33,331             23,583
  Deferred tax asset                             2,778              2,791
  Prepaid expenses and other
   current assets                                4,417              1,892
                                            -----------       ------------
      Total current assets                      92,794             67,526

 Furniture, equipment and
  leasehold improvements                        11,984              8,205
 Less accumulated depreciation                   4,010              2,942
                                            -----------       ------------
                                                 7,974              5,263
 Customer list, less accumulated
  amortization of $1,724 in 1996
  and $1,533 in 1995                             1,200                590
 Non-competition agreements, less
  accumulated amortization of
  $773 in 1996 and $397 in 1995                  1,925                 517
 Cost in excess of fair value of
  net assets acquired, less
  accumulated amortization of
  $3,872 in 1996 and $3,112 in 1995             45,630             28,817
 Deferred tax asset                              1,442                535
 Other assets                                    1,583                529
                                            -----------       ------------
                                              $152,548           $103,777
                                            ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                             $ 29,650           $ 17,057
 Other accrued liabilities                       8,192              6,984
 Income taxes payable                               34                934
 Deferred income - maint. contracts             11,444              8,159
                                            -----------       ------------
      Total current liabilities                 49,320             33,134

Long-term debt                                  23,207              2,476
Other liabilities                                2,808              1,534
Commitments and contingencies                      -                  -

Stockholders' equity
 Preferred stock, $.01 par value;
  authorized 2,000,000 shares; none
  issued and outstanding                           -                  -
 Common stock, $.01 par value;
  authorized 15,000,000 shares; issued
  and outstanding shares of 9,274,957
  in 1996 and 8,966,288 in 1995                     92                 90
 Capital in excess of par                       65,981             59,623
 Retained earnings                              11,140              6,920
                                            -----------       ------------
       Total stockholders' equity               77,213             66,633
                                            -----------       ------------
                                              $152,548           $103,777
                                            ===========       ============

See notes to condensed consolidated financial statements.


         4.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                               For the three months     For the nine months
                                ended September 30,     ended September 30,
                           -------------------------- -----------------------
                                1996         1995        1996         1995
                            ------------ ------------ ----------- -----------
Sales:
   Equipment and Systems      $  47,643    $  37,523   $ 139,200   $ 111,593
   Maintenance                    9,805        8,059      27,051      23,464
                            ------------ ------------ ----------- -----------
                                 57,448       45,582     166,251     135,057
Cost of Sales:
   Equipment and Systems         33,879       25,948      95,012      78,266
   Maintenance                    5,042        4,071      13,840      11,804
                            ------------ ------------ ----------- -----------
                                 38,921       30,019     108,852      90,070

      Gross Profit               18,527       15,563      57,399      44,987

Selling, general, engineering
  and administrative expenses    17,091       11,765      47,456      34,286
Amortization of intangibles         614          229       1,361         708
Merger and integration charges       -            -           -          470
                            ------------ ------------ ----------- -----------
    Income from operations          822        3,569       8,582       9,523

Other expenses:
   Interest expense, net            408           (9)        835         808
   Amortization of debt
     issuance costs                   6           31          30          81
                            ------------ ------------ ----------- -----------
                                    414           22         865         889
                            ------------ ------------ ----------- -----------

Income before income taxes          408        3,547       7,717       8,634
Provision for income taxes          540        1,251       3,525       3,320
                            ------------ ------------ ----------- -----------
Net income (loss)              $   (132)    $  2,296    $  4,192    $  5,314
                            ============ ============ =========== ===========
Per share data:
    Net income (loss)          $  (0.01)    $   0.25    $   0.45    $   0.64
                            ============ ============ =========== ===========

    Average common
      shares outstanding          9,267        9,109       9,377       8,296


See notes to condensed consolidated financial statements.

         5.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)


                                       For the nine months ended September 30,
                                       ---------------------------------------
                                                1996              1995
                                              --------          --------
Cash flows from operating activities:
 Net income                                     $4,192            $5,314
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  2,653             1,432
  Accounts receivable                           (9,406)           (5,699)
  Inventories                                   (7,628)           (1,720)
  Income taxes                                    (866)             (360)
  Accounts payable and accrued liabilities       3,883            (4,350)
  Prepaid expenses and other current assets     (1,143)             (643)
  Deferred income - maintenance contracts        2,610               234
  Other assets and liabilities                   1,123            (3,078)
                                              --------          --------
     Net cash used in operating activities      (4,582)           (8,870)

Cash flows from investing activities:
 Capital expenditures                           (4,065)           (2,020)
 Purchase of business                          (13,216)             (298)
                                              --------          --------
  Net cash used in investing activities        (17,281)           (2,318)

Cash flows from financing activities:
 Borrowing under revolving loans, net           20,559           (10,223)
 Repayments of long term debt                       -             (4,166)
 Capital contribution and issuance of stock      1,319            26,282
 Other                                              -               (330)
                                              --------          --------
 Net cash provided by financing activities      21,878            11,563

    Net increase in cash                            15               375

 Cash at beginning of the period                   311             2,132
                                              --------          --------
 Cash at end of the period                      $  326            $2,507
                                              ========          ========

Supplemental disclosure of cash flow information:
  Cash paid during period for:
     Income taxes                               $4,074            $3,111
                                              ========          ========
     Interest                                   $  747            $  648
                                              ========          ========

 See notes to consolidated financial statements.


         6.

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

3. Inventories are stated primarily at the lower of cost (first-in, first-out) or market and consist of the following:

                          September 30, 1996       December 31, 1995
                          ------------------       -----------------
(In thousands)
Equipment:
    Components              $ 7,868                  $ 4,499
    Finished goods           14,405                    9,869
Maintenance Parts            11,058                    9,215
                          -----------------        -----------------
                            $33,331                  $23,583

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


                                                                  % Increase/
                                     % of Net Sales               (Decrease)
                                -----------------------------   -------------
                                Three Months    Nine Months     Three    Nine
                                Ended Sept. 30, Ended Sept. 30, Months  Months
                                --------------  -------------- ---------------
                                                               1995 to 1995 to
                                1996    1995    1996    1995     1996    1996
                                ------  ------  ------  ------ ------- -------
Net Sales                       100.0%  100.0%  100.0%  100.0%    26.0%  23.1%
Cost of Sales                    67.7    65.9    65.5    66.7     29.7   20.9
                                ------  ------  ------  ------
Gross Profit                     32.3    34.1    34.5    33.3     19.1   27.6
Selling, General, Engineering
  and Administrative Expenses    29.8    25.8    28.6    25.4     45.3   38.4
Amortization of Intangibles       1.1     0.5     0.8     0.5    168.1   91.8
Merger and Integration Charges     -       -       -      0.3      N/M    N/M
                                ------  ------  ------  ------
Income from Operations            1.4     7.8     5.1     7.1    (77.0)  (9.9)
Interest and Other Expenses, net  0.7      -      0.5     0.7      N/M   (2.7)
                                ------  ------  ------  ------
Income before Income Taxes        0.7     7.8     4.6     6.4    (88.5) (10.6)
                                ======  ======  ======  ======

N/M - Not Meaningful


Results of Operations

September 30, 1996 Compared to September 30, 1995

Net sales for the three months ended September 30, 1996 increased
$11,866,000 or 26.0%, over the third quarter of 1995, to $57,448,000.
Equipment and system sales increased by 27.0% to $47,643,000 and maintenance service sales increased 21.7% to $9,805,000 during the third quarter of 1996 compared to the third quarter of 1995. Net sales increased $31,194,000 or 23.1% to $166,251,000 for the first nine months of 1996 compared to the same period of 1995. Equipment and system sales increased by 24.7% to $139,200,000 and maintenance service sales increased 15.3% to $27,051,000 for the nine months ended September 30, 1996 compared to the same period of 1995. Sales and results of operations of the 1995 acquisitions of ISF, Datapen, Mandata and Numeric Arts, as well as, the 1996 acquisitions of Combitrading, Syntest, Acquidata, Barcode Systeme, and SASS Computer are included with the Company's from the date of acquisition. Exclusive of the sales impact from these acquisitions, net sales increased 7.1% and 8.8% for the three and nine months ended September 30, 1996 over the comparable periods of 1995, due primarily to increased unit sales. Sales for the quarter ended September 30, 1996 were below expectations due to delays in certain high margin systems orders and unexpectedly soft sales in the month of September, particularly in Peak's European operations.

The Company's gross profit margins for the three and nine months ended September 30, 1996 were 32.3% and 34.5% compared to 34.1% and 33.3% for the same periods of 1995. For the three and nine months ended
September 30, 1996, equipment and systems margins were 28.9% and 31.7%

         8.

compared to 30.9% and 29.9% for the same periods of 1995. Year-to-date
1996 equipment and systems margin improvements, resulting primarily from the continued focus on the sale of bar code systems which incorporate Peak's proprietary software and professional services with related hardware, that generally generate higher gross profit margins, were negatively impacted by lower third quarter gross profit rates which resulted primarily from the delay in certain high margin system orders.
Maintenance service margins were 48.6% and 48.8% for the three and nine months ended September 30, 1996 compared to 49.5% and 49.7% in the three and nine month periods ended September 30, 1995.

Selling, general, engineering, and administrative ("SGE&A") expense were 29.8% and 28.6% of net sales in the three and nine months ended September 30, 1996 compared to 25.8% and 25.4% for the third quarter and the first nine months of 1995. The increases resulted primarily from lower than expected sales levels in the third quarter of 1996 together with increased costs for technical and other personnel and from higher SGE&A to sales ratios in the Company's European operations.

The Company will address the increase in SGE&A expenses by accelerating its centralization of functions and elimination of operational redundancies resulting from its acquisition of companies throughout the U.S. and Europe. As a result of these actions, Peak expects to incur approximately $5,000,000 in charges related to the closing of offices, severance pay, relocation and other costs, which will be recognized during the fourth quarter of 1996.

In connection with the IPPC merger, the Company incurred merger and integration charges in the first quarter of 1995 totaling approximately $470,000 ($326,000 after-taxes or $.04 per share). Of these charges, approximately $250,000 were related to professional fees and the remaining $220,000 were provisions for the costs of combining operations of the previously separate companies.

Interest costs were $408,000 and $835,000 for the three and nine months ended September 30, 1996 compared to interest income of $9,000 and costs of $808,000 for the same periods of 1995.

Income before income taxes was $408,000 in the third quarter of 1996 and $7,717,000 year to date 1996 compared to $3,547,000 and $8,634,000 for the same periods of 1995. Third quarter 1996 earnings were negatively impacted by lower than expected sales, reduced gross profit margins and increased SGE&A expenses.

Liquidity and Capital Resources
-------------------------------

The Company's current ratio was 1.9 to 1 at September 30, 1996 versus 2.0 to 1 at December 31, 1995. As of September 30, 1996 working capital was $43,474,000. As of September 30, 1996 the Company's long-term revolving loan facility with a bank had an outstanding balance of $23,200,000 with an available borrowing of approximately $8,800,000. Amounts available under the Company's $32,000,000 loan facilities and funds generated from operations have been the Company's primary source of liquidity, which the Company believes will be sufficient to fund present cash needs.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  The exhibit filed as part of this report is as follows:

     Exhibit 10 - Material Contracts - The First Amendment, dated July 31, 1996, to the Loan Agreement, dated November 16, 1995, between The Peak Technologies Group, Inc. and CoreStates N.A.

     Exhibit 27 - Financial Data Schedule - September 30, 1996 Financial Data Schedule

(b)  The reports on Form 8-K filed as part of this report are as follows:

     Not Applicable

         10.

                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PEAK TECHNOLOGIES GROUP, INC.
----------------------------------
 (Registrant)


DATED: November 13, 1996                 By: /s/  Edward A. Stevens
                                             -------------------------
                                                EDWARD A. STEVENS
                                                Executive Vice President,
                                                Chief Financial Officer


         11.

                          EXHIBIT INDEX
                          -------------

EXHIBIT           DESCRIPTION
-------           -----------
 10               The First Amendment, dated July 31, 1996, to the Loan
                  Agreement, dated November 16, 1995, between The Peak
                  Technologies Group, Inc. and CoreStates N.A.

 27               September 30, 1996 Financial Data Schedule