Form 10-K
period 1996-12-31
PEAK TECHNOLOGIES GROUP INC
filed 1997-04-14
CIK 886044

SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, DC 20549

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

                            For the fiscal year ended December 31, 1996
                                  Commission File Number 0-20078

                         THE PEAK TECHNOLOGIES GROUP, INC.
                      (Exact name of registrant as specified in its charter)

22-302-8807
(IRS Employer Identification No.)

Delaware
(State or other jurisdiction of incorporation or organization)

600 Madison Avenue, New York NY                       10022
(Address of principal offices)                                (Zip Code)

Registrant's telephone number, include area code 212-832-2833

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock par value $0.01 per share
(Title of Class)

The Company's common stock trades on The Nasdaq Stock Market under the symbol PEAK.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.  Yes      X         No
               ------------        -----------
Indicate by check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated, by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value of registrant's Common Stock held by non-affiliates as of March 31, 1997 based on the last reported sales price of the Common Stock as reported on Nasdaq/NMS for such date, was $97,706,542.50.

At March 31, 1997, there were 9,305,385 outstanding shares of the registrant's Common Stock.

Documents Incorporated By Reference

The registrant's definitive proxy statement for its 1996 Annual
Meeting of Stockholders to be held on August 8, 1997, which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended December 31, 1996, is incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

<PAGE 2>

THE PEAK TECHNOLOGIES GROUP, INC.

TABLE OF CONTENTS

PART I                              				Page Number
Item 1  Business                                                             3
Item 2  Properties                                                           15
Item 3  Legal Proceedings                                                    16
Item 4  Submission of Matters to a Vote of Security
            Holders	                                                         16
PART II
Item 5  Market for Registrant's Common Equity
           and Related Stockholder Matters                                   17
Item 6  Selected Financial Data                                              18
Item 7  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    19
Item 8  Financial Statements and Supplementary Data.                         23
Item 9  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                            23

PART III
Item 10 Directors and Executive Officers of the Registrant                   45
Item 11 Executive Compensation                                               45
Item 12 Security Ownership of Certain Beneficial
             Owners and Management                                           45
Item 13 Certain Relationships and Related
             Transactions	                                                   45

PART IV
Item 14 Exhibits,  Financial Statement Schedule and
Reports on Form 8-K	                                                         47




<PAGE 3>

THE PEAK TECHNOLOGIES GROUP, INC.

PART l

ITEM 1. BUSINESS

THE COMPANY

The Peak Technologies Group, Inc. ("Peak" or the "Company") is the largest systems integrator and full service value added distributor of bar code based data capture and wireless data communications systems. The Company focuses principally on industrial applications, including warehousing, manufacturing and distribution. The Company's customers are principally end-users, typically large companies and government agencies. Sales of bar code related systems, products and service accounted for approximately 62% of the Company's equipment and systems sales in 1996. The Company markets the products and systems of approximately 50 manufacturers as well as its own proprietary software products and systems. Peak is currently the largest customer of Zebra Technologies and Symbol Technologies, and the largest reseller for Printronix, Norand, Welch Allyn and United Barcode Industries. The Company also distributes consumable supplies and accessories, as well as a broad line of printing systems, which accounted for the remaining 38% of the Company's equipment and systems sales in 1996. Peak provides maintenance, technical support and consulting services covering all of the products and systems which the Company sells.

The Company's net sales increased from $81,800,000 in 1992 to $215,700,000 in 1996, a compound annual growth rate of 27.4%. This expansion has been driven both by the internal growth and by acquisitions of complementary distributors and systems integrators. Since its August 1992 initial public offering, the Company has completed sixteen acquisitions. The Company currently provides its services across North America and in Europe from its locations throughout the United States, Canada, the United Kingdom, France, Germany, Switzerland, the
Netherlands and Norway. In 1996, the Company served more than 30,000 customers.

The Company expects future expansion from both internal growth and selective, complementary acquisitions. The Company anticipates that its internal growth of bar code related sales will be enhanced by four continuing trends: (i) the increasing use of bar code based automatic identification and data capture systems driven by world-wide demand for improved productivity and quality; (ii) the rapidly expanding use of mobile wireless computing to handle data communications; (iii) the growing number of industries mandating the use of specific bar code labels on products supplies to them; and (iv) the increasing preference of manufacturers of bar code related equipment to use distributors, such as the Company, who are capable of offering complete design, supply, integration, installation and maintenance services to customers throughout North America and increasingly into Europe.

The Company completed an initial public offering ("IPO") for 2,200,000 shares of its common stock in August 1992 and along with certain selling shareholders completed a second public offering for 1,552,129 shares of its common stock in May 1995. The Company's principal offices are located at 600 Madison Avenue, New York, New York 10022, telephone number 212-832-2833. Certain factors should be carefully considered in evaluating the Company and its business. See "Business - Certain Factors".

<PAGE 4>

BUSINESS STRATEGY

The Company's business strategy is to become the dominant systems integrator and full service value added distributor of bar code based data capture and wireless data communications equipment systems to select markets worldwide by continuing to develop a national and international distribution and service network for its product lines, both through internal growth and through the selected acquisition of complementary distributors and integrators. The Company seeks to be viewed as a systems integrator and full service value added distributor that provides a broad range of service to those national and multi-national customers seeking a single source for their data capture needs, while providing to the Company's principal suppliers an efficient means of access to this customer base. By strategically combining companies with substantially similar businesses in geographically complementary territories, management believes it can continue to: (i) introduce cross-fertilization of products, applications and areas of specialization among the regions; (ii) create economies of scale through a more efficient organizational structure, elimination of duplicative administrative and personnel functions, reductions in working capital requirements and consolidation of inventory holdings; and (iii) derive the benefits of critical mass, including (a) the resources necessary to develop and integrate applications solutions using the most sophisticated data capture technologies, and (b) the ability to distribute to and service the largest customers on a broad geographic basis and the opportunity to develop strong relationships with, and obtain the best terms from, significant suppliers.

In its relationship with customers, the Company focuses on providing a complete range of services, thus adding significant value to the equipment it distributes. Such services including advising customers on the options available to meet their specific needs, providing technical advice on specialized applications, designing, assembling and installing complete systems on-site, providing consumable supplies, as required, and providing repair and post sale hardware and software maintenance services. In addition, the Company supplies add-on equipment and services as the customer's system grows. Management believes that equipment manufacturers of higher performance products generally choose to build relationships with value added resellers, distributors and integrators capable of offering a high level of advisory services, technical support, maintenance and other support services. As a result of its technical skills and knowledge of the marketplace and its access to and detailed understanding of the capabilities of the latest products, the Company believes it is perceived as a market leader by both suppliers and customers.

DEVELOPMENT OF BUSINESS

The Company was founded in May 1988, and has grown internally and through a series of twenty-one strategic acquisitions of complementary businesses through December 31, 1996. The following table lists the names and dates of the Company's acquisitions.

                    Company                                              Date
----------------------------------------------------------        -------------
Logon, Inc. (Logon)                                               May 1988
Peak Technologies, Inc. (PTI)                                 January 1990
<PAGE 5>

Telpar, Inc. (Telpar)                                             May 1990
Distribution & Service Division of
    MESA Technology Corp. (MESA)                             October 1991
Gentry Associates, Inc. (Gentry)                                April 1992
Group Three Electronics Corporation (Group Three)              April 1993
Concord Technologies, Inc. (Concord)                             July 1993
NACO Electronics Corporation (NACO)                              July 1994
Endata Group Limited (Peak UK formerly Endata)               October 1994
Innovative Products & Peripherals Corporation (IPPC)         January 1995
ISF - France (ISF)                                                May 1995
Datapen Systems Limited (Datapen)                                June 1995
AccuScan, Inc. (Accuscan)                                   September 1995
Mandata A/S (Mandata)                                       September 1995
Numeric Arts Limited (Numeric Arts)                          October 1995
Dytec, Inc. (Dytec)                                          December 1995
Combitrading International B.V. (Combitrading)                January 1996
Syntest Corp. (Syntest)                                         March 1996
Acquidata SA (Acquidata)                                      April 1996
Barcode BC Systeme AG (Barcode)                                 April 1996
SASS Computer GmbH (SASS)                                       June 1996

INTEGRATION OF OPERATIONS AND RESTRUCTURING

During 1996, Dytec was fully integrated into Peak's North American operating infrastructure. Prior to 1996, the Company had integrated the operations of Accuscan, IPPC, NACO, Group Three, Concord, Logon,
PTI, MESA and Gentry into its North American operating infrastructure.
The previously existing corporate infrastructure of each company has been consolidated, resulting in integrated inventory and purchasing control, maintenance dispatch and logistics coordination, data processing, human resources, risk and facilities management and accounting.

The Company's European expansion also continued during 1996 with the acquisitions of Combitrading in the Netherlands, Acquidata in France, Barcode Systems in Switzerland, and SASS in Germany. Headquartered in the United Kingdom, the European operating infrastructure will, to the extent appropriate, consolidate certain functions, while remaining sensitive to the legal requirements, customs and cultures of each European country and region.

The Company initiated a plan to restructure its operations in the fourth quarter of 1996 in order to reduce expense levels to be in line with revenue expectations. The restructuring plan includes actions designed to improve operational efficiencies, which the Company believes will enhance its future financial performance. The target of the plan is to improve operational efficiencies by centralizing functional areas, reducing or closing facilities, and eliminating assets no longer useful to the Company. The plan's implementation is scheduled to be substantially completed by the end of 1997.




<PAGE 6>

PRODUCTS AND SERVICES

The Company's products and services consist principally of the systems integration and value added distribution of a broad line of high performance equipment and systems. The Company's principal focus is on bar code based data capture and wireless data communication equipment and systems. Peak's other major product lines include information system printing equipment and other related equipment, supplies and consumables. The Company markets products and systems of other manufacturers as well as its own proprietary products and systems. The Company also designs and assembles several lines of mini-printers, primarily for OEM markets. The products distributed by the Company are integrated to provide specific solutions for manufacturing, warehousing, specialized retailing, hazardous waste tracking, certain healthcare applications, office automation, and other business and industrial applications. The Company provides its customers with a complete range of services including designing a package of equipment suitable to meet the customer's technical needs and specific application, assembling and installing the system and providing a full factory-trained and authorized maintenance and repair service for each product or system the Company markets.

Bar Code and Wireless Equipment - The largest components of the
Company's business is the distribution and integration of a broad range of bar code and wireless equipment and systems principally for industrial applications, accounting for approximately 62% of the Company's equipment and system sales in 1996. Bar code labeling and scanning systems consist of: (i) machine-readable labeling systems (typically bar code labeling systems) designed to create and affix labels that carry data (such as products supplied by Zebra Technologies, Printronix, Eltron, Datasouth, and Dataproducts); (ii) reading devices such as laser scanners or light pens that transfer the scanned information to a decoder for processing (such as products supplied by Symbol Technologies, Intermec, Norand, UBI, and Welch Allyn); and (iii) hard wired and wireless data transmission devices that store, process and forward the scanned information to a host computer (such as products supplied by Symbol Technologies, Intermec, Norand, PSC, UBI, and Welch Allyn).

The Company also designs and develops proprietary products based on bar code labeling, scanning, and data communications technology.
Among the Company's proprietary bar code products are: (i) Incredibar(trademark), which provides customers with a Windows-NT based bar code label generation package compatible with all of the Company's bar code printer lines, which has proven successful in allowing Peak to sell solution packages which include software as well as printers, scanners, and other bar code related products; and (ii)
PDTpal(trademark), is a multi-line communications tool, which uses industry standard protocols, enabling a variety of data capture devices to communicate efficiently with the host computer using any major operating systems and running on either a portable or host platform. In addition, the Company has developed a variety of proprietary software systems including: (i) ScreenShaper, a seamless software integration system, that allows a business to integrate their existing software applications to a wireless handheld terminal without modification, creating the opportunity to capture and validate data in real-time; (ii) the Wireless Warehouse(trademark), a total warehouse management system, which handles receiving, cross-docking, stocking, picking, shipping and other inventory control management functions in a single integrated package;
(iii) Nucleus Stock Audit(trademark), designed to run on Symbol hand-held terminals, which enables retailers to manage their in-store

<PAGE 7>

inventory more effectively by quickly and accurately executing physical counts on inventory held for retail sale, in back room storage areas, or in transit from or to a distribution warehouse, price check inventory, and effect markdowns and transfers, with minimal disruption to retail operations; and (iv) The Peak Advantage(trademark) /Data Harvester (trademark) Series which consists of a comprehensive suite of inventory/asset management modules for use primarily with Symbol
Technologies data capture terminals operating in either batch or RF modes under Windows, Windows NT or DOS environments.

During 1996, the Company continued to invest significantly in its RF wireless capabilities. As a result of this investment Peak offers a complete range of wireless services, including needs assessment, system design, project management, site surveys, system testing, actual physical installation, system installation, system initialization, training and on-site and remote technical support.

The Company employs engineers experienced in the specialty disciplines of mechanical, electronic, software and materials engineering. Its engineering staff enables the Company to develop and design new proprietary systems for specific industry applications in-house.

Supplies and Consumables - Peak also provides a wide variety of supplies and consumables, including labels for bar coding, printer heads, printer ribbons, laser printer toner cartridges and spare parts, which constituted approximately 16% of equipment and system sales in 1996. Over the last four years, the Company has focused substantial efforts to increase the sales of supplies and consumables, including the introduction of a line of Peak private label supplies. As a result of these ongoing programs, sales of supplies and consumables increased from $5,680,000 in 1992 to $28,600,000 in 1996.

Information Systems Printing Equipment - The Company's information systems printing product offerings include both non-impact and impact printers and systems, accounting for approximately 12% of the Company's equipment and system sales in 1996. These printers are utilized principally in large MIS applications as well as in general office and business environments. The Company's impact printer lines consist principally of high performance line matrix and band printers capable of printing up to 1200 lines per minute. The Company is a leading distributor of Printronix, Dataproducts, Printek, and Datasouth printers.

The Company generally provides technical advice and support to its customers at the selection and installation stages and is also able to meet their needs for ongoing consumables along with repair and maintenance services. High performance printers, and particularly color printers, require significant maintenance service. Mid-range and high speed sophisticated printers offer the Company greater sales opportunities often associated with attaching such printers to existing computer systems. The Company's ability to solve the particular problems of individual customers' requirements, by among other things, writing its own software integration packages is one of the key elements in effectively selling high speed printers. The technical difficulties associated with these printers include various issues concerning the compatibility of particular printers and computers, as well as the complexities of connecting printers to local area networks. Importantly, information systems printing increases the potential equipment base for the Company's consumables products and maintenance services.

<PAGE 8>

Mini-Printers and Controller Boards - The Company's Telpar subsidiary designs, manufacturers, assembles, customizes and distributes a wide variety of microprocessor driven mini-printers, including custom designed proprietary controller boards, accounting for approximately 10% of the Company's equipment and system sales in 1996. Telpar is an authorized value added distributor of Epson, DH
Print, Citizen Seiko and C. Itoh for their respective mini-printer lines. It also markets thermal mini-printers made by Fujitsu. Telpar is in the process of shifting its focus toward supplying mini-printers for kiosk and bar code applications, particularly in RF and mobile environments.

Consulting and Maintenance Services - The sales strategy of the Company is based on providing its customers with a full range of services designed to provide a total solution to their data capture needs. These services can include: (i) consulting on the selection of a package of equipment suitable for a specific application, considering both the physical environment in which the system will operate and the particular capabilities the customer will require; (ii) designing and assembling an entire system to meet a customer's specific requirements, including proprietary systems involving software as well as hardware; (iii) assisting in the installation of the system, including linking it to the host data processing system; (iv) offering factory-trained and authorized maintenance and repair service for products the Company markets, up to 24 hours a day, seven days a week, with as little as two hour response time; and, (v) providing technical support, including a telephone hot-line for use by customers as well as the Company's sales and maintenance personnel.

In addition, the factory warranty typically provided on new equipment requires that a faulty product must be returned to the factory for repair or replacement, which creates a significant downtime during the repair turnaround cycle. The Company is often authorized to carry out repairs under the manufacturer's warranty on the customers premises thus minimizing downtime.

In total, the Company has over 8,000 maintenance customers with approximately 42,500 pieces of equipment under maintenance contracts. Sales personnel aim to sell a one-year maintenance contract at the time of each equipment sale. Follow-up calls are made to those customers that do not purchase maintenance contracts at the time of the sale. Additional opportunities to sell maintenance contracts occur when a customer calls for service on a time and materials basis on equipment purchased without a maintenance contract or from a source other than the Company. Historically, approximately 85% of all maintenance contracts have been renewed each year, with growth provided by new contracts.

In 1996, maintenance sales totaled approximately $36,900,000 or approximately 17% of the Company's net sales. Approximately 85% of the Company's maintenance sales are derived from maintenance contracts, which generally have a 12-month term and typically are paid annually in advance, although, for accounting purposes, such sales are recognized ratably over the life of the contract. The remainder of the maintenance sales are derived principally from billings for work done on a time and materials basis.

PRINCIPAL SUPPLIERS

Management believes that the Company is not dependent on any particular supplier. The products that the Company distributes are generally characterized by a large number of rival models
<PAGE 9>

manufactured by a variety of companies. The Company deals with numerous suppliers, and management believes the Company has a strong relationship with each of its existing key suppliers.

Furthermore, if a new product is introduced by a particular manufacturer, the Company generally seeks to distribute the latest technology available. Over time, as certain suppliers have lost their technological lead to other manufacturers, the Company's supplier profile has changed accordingly.

During 1994, 1995, and 1996, approximately 17%, 11% and 9% of the Company's equipment and system sales were derived form the sale of Printronix products; 19%, 19% and 18% from the sales of Zebra Technologies products; and 8%, 11% and 16% from the sale of Symbol Technologies products. Printronix supplies principally high speed impact and mid-range non-impact printers used in both bar code and information systems printing applications. Zebra Technologies supplies thermal transfer bar code printers and related supplies. Symbol Technologies supplies a wide array of wireless terminal and scanning equipment. In addition, certain suppliers, important to one or more specialized areas, include: Intermec, Norand, United Barcode Industries and Welch Allyn, which supply bar code scanning and terminal equipment, including, in the case of Intermec and Norand, wireless terminal equipment; Eltron, Dataproducts, Printek, and Datasouth which supply printers; Vertex, Inc., which supplies readers; Vertex and Sterling Software which supply software tools for access control systems; and Epson, DH Print, Citizen Seiko and C. Itoh, which supply mini-printer products.

Generally, the Company operates under standard non-exclusive distributor agreements with its suppliers. However, in the case of Printronix, the Company does have limited protection for certain of the geographic regions where its constituent companies have traditionally sold such products. This protection takes the form of an understanding that the manufacturer will refer sales within a particular region to the Company and provide technical support for the Company's service engineers sales personnel. In October 1993, Zebra Technologies and Peak signed an exclusive agreement for Peak to become Zebra's only National Sales and Service Center which provides for, among other things, sales support, lead referrals and technical support on a national basis. Peak is currently the largest customer for Zebra Technologies and Symbol Technologies, the largest reseller for Printronix, Norand, Welch Allyn, and United Barcode Industries, and one of three national distributors for Dataproducts and the only one which offers nationwide service.

Through stock rotation rights and price protection arrangements with most of its major suppliers, including Printronix and Zebra, the Company is able to reduce the risk of holding obsolete or over-priced product. Stock rotation rights allow distributors to return a certain proportion of their purchases in the event that the equipment does not sell. A price protection program gives the distributor a rebate on purchases during a specified past period when the manufacturer subsequently lowers its prices. The price protection period generally covers any purchase made within the most recent 60 to 90 day period prior to the manufacturer's price reduction.

Deliveries of the Company's products range from one week to approximately 90 eays. The Company's objective is to minimize lead times for its customers without financing excess stock levels or risking technological obsolescence. The Company's backlog of customer orders totaled approximately $14,700,000 and $15,600,000 at December 31, 1995 and 1996. The Company strives to ship customer orders upon receipt unless the customer request shipment at a specific forward date. The Company expects to ship substantially all of its current backlog during 1996.
<PAGE 10>

SALES AND MARKETING

As of December 31, 1996, the Company operated through its international network of over 100 sales and maintenance locations throughout the United States, Canada, the United Kingdom, France, Germany,
Switzerland, the Netherlands and Norway. As of December 31, 1996, the Company employed 432 sales, marketing, and systems integration personnel. In most cases, the local offices operate as both a local sales office and a maintenance center.

The Company's sales offices and maintenance centers are currently organized on a regional basis with a regional head office responsible for organizing the local sales force and maintenance engineers, many of whom have extensive knowledge of the local markets. The regional sales managers also work to identify and build relationships with local customers, and if appropriate, expand the local relationship to a national and international relationship through Peak's extensive network of offices.

In order to effectively meet each customer's needs, the sales force first gains an understanding of the customer's application requirements before recommending one or more possible solutions. The variety of products offered by the Company often allows the sales person to suggest integrated systems, thereby adding value, providing more complete solutions to the customers' requirements and gaining add-on sales. Where necessary, technical support personnel accompany sales people to the customer's site to assist in recommending the best solution. The
Company's ability to choose a system from products of several manufacturers combined with the strong technical skills of its sales force, has allowed the Company to be viewed as a relatively objective consultative source for its customers.

The field sales force has been organized so that all field sales personnel are fully supported by inside support personnel who handle incoming customer calls, perform bidding estimates, provide rapid response to customer questions and assist in sales prospecting. In addition, sales force incentive compensation is based upon gross profit generated.

Product marketing managers are appointed for each of the major market segments including bar code, information systems printing, consumables and supplies, and mini-printers. The product managers are responsible for maintaining up to date knowledge about the latest technology, product life cycles and innovative new products. The product managers communicate to the regional offices technical information about the latest products, as well as the particular applications and typical problems of certain industries. These managers are responsible for providing training for the sales personnel and for other elements of support in the sales and technical areas. Product managers also communicate information about particular applications for specific customers to the rest of the sales force, so that both the concept and the technical details can be applied across the group.

The Company's marketing operations generally include product management, proprietary product definitions, marketing communications, advertising and promotions, technical services, market research and market development functions. Sales leads are typically generated by ongoing interaction with existing customers (often facilitated by the existence of a consumables or maintenance relationship), sales calls to companies not currently customers, but fitting the profile

<PAGE 11>

of a target customer (a mid-sized or larger organization), advertisements placed by suppliers, referrals from suppliers, and by the advertising and promotional efforts described below.

The current advertising and promotion program for the Company consists of : (i) exhibits at national, international, and regional trade shows for bar code data capture, information systems printing, consumables and supplies, mini-printers and other products; (ii) Company sponsored local seminars and product demonstrations: (iii) a quarterly newsletter that is mailed to existing and potential customers, featuring applications stories, technical tips, new product, and industry news; (iv) advertisements in trade publications that serve the bar code and computer industries; (v) articles on particular applications written by Company employees and published in trade publications; and (vi) direct mail campaigns to targeted market niches. Working in concert with the Company's suppliers to develop these programs allows the Company to recoup a substantial portion of its advertising and promotional spending through manufacturer sponsored cooperative advertising programs.

CUSTOMERS

The Company estimates that it has served more than 30,000 customers in the past year. Approximately 80% of its equipment and system sales
(other than mini-printers and controller boards) are to end-users, typically large companies and government agencies such as AT&T, MCI, Xerox, General Electric, Salomon Brothers, John Deere, Motorola, Newell
Companies, G.T.E., Thorn EMI Plc., Ford Motor UK Ltd., Eastman
Kodak, Danaher Tools, Tropicana, Milliken & Co., Rubbermaid, Rohm
& Haas, Vanity Fair, Thomas Nelson Publishing, and New York State and City agencies. Approximately 20% of the Company's equipment and system sales are to OEM's, resellers, and other systems integrators. The Company has concentrated all of its VAR sales through its Accuscan business, since the merger in September 1995, while its OEM business is concentrated through its Telpar unit. Mini-printers and related controllers are typically sold to OEM's, including Danaher Corp., and CIBA Corning Diagnostics. No customer represented more than 5% of the Company's net sales in any of the three years ended December 31, 1996.

SEASONALITY

Peak's sales may vary from quarter to quarter depending on factors such as the timing of new product announcements, acquisitions and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the products distributed by the Company and the timing of significant orders. In addition to general economic trends, much of the systems and equipment sold by the Company are part of capital spending budgets for customers which tend to be reset and finalized during the first quarter for expenditure later in the year. Peak believes that quarterly, period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

COMPETITION

The Company faces competition from a variety of companies, many of which have greater resources than the Company, including: (i) major computer and industrial automation companies (including IBM, the Intermec division of Western Atlas, and DEC) which manufacture and market equipment directly to the Company's customer base; (ii) specialist manufacturers (including, to a
<PAGE 12>

limited extent, the Company's own suppliers), which, in some cases, sell directly to the Company's customer base; (iii) third party vendors (including Decision Data, Anzak, IDEA/Servcom, Wang Data Services,
Bell Atlantic Business Services, Memorex/Telex and Sand Technologies);
and (iv) other value added distributors, resellers, and systems integrators of automatic identification equipment.

As the printer and scanner application requirements of the Company's customers become more demanding and, in the case of printers, move from the low end toward the high speed, high volume commercial applications or research, scientific and technical uses, and in the case of data capture terminals, move toward more wireless applications, the Company's value added technical expertise becomes more of a competitive factor.

The Company's primary focus is to compete with others on the basis of, in management's opinion, Peak's broad national and international reach, its "best of breed" line card, and its superior technical expertise, proprietary software, customized solutions, and service capabilities. However, in cases where the Company is providing equipment only, price and availability are often the primary competitive factors.

The Company's prices may vary from those of other distributors or direct selling manufacturers based on the level of any volume commitment from large customers and the Company's assessment of the value of the service provided by the Company. The consulting and installation services that the Company provides and which differentiate it from much of the competition are not always charged for separately.

INTELLECTUAL PROPERTY RIGHTS

The Company relies on a combination of trade secrets, contractual rights, and in some cases, copyright laws to establish and protect its rights in its proprietary products, such as ScreenShaper, Incredibar(trademark), the Wireless Warehouse(trademark), Nucleus Stock Audit(trademark),
PDTpal(trademark), and Peak Advantage(trademark)  / Data
Harvester(trademark). The Company does not believe the legal protections afforded to its intellectual property rights are critical to its success.

EMPLOYEES

As of December 31, 1996, the Company had 934 full time employees. Of these, 432 are marketing, systems integration, and sales personnel; 303 are engineering and maintenance; 80 are purchasing, warehouse and inventory control personnel; and 119 are in accounting, data processing and other administrative functions. None of the employees are unionized. The Company considers its relations with its employees to be good.

CERTAIN FACTORS

The Company would like to caution readers regarding certain forward-looking statements in this Form 10-K. While the Company believes in the veracity of all statements made, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic
<PAGE 13>

and competitive uncertainties and contingencies, many of which are beyond the Company's control.

These uncertainties and contingencies can affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. In addition to other information in this Annual Report, the following factors should be carefully considered in evaluating the Company and its business:

Acquisitions - Much of the Company's growth has been the result of management's ability to acquire complementary businesses and to integrate their operations into the Company's existing organization. A principal strategy of the Company is to continue to grow in this manner. There can be no assurance that suitable acquisition candidates will continue to be available, or that the Company will be able to successfully integrate future acquisitions into its existing business. Furthermore, inability to control and manage acquisition growth effectively could have a material adverse effect on the Company's financial condition and results of operations. See The Company - Development of the Business.
Intangible assets arising from acquisitions represented $48,612,000 of the Company's total assets at December 31, 1996, and amortization of intangibles amounted to $1,999,000 for the year ended December 31, 1996.

Risk of Limited Supply Sources - The majority of the products sold by the Company are purchased pursuant to distributor agreements with equipment manufacturers. These agreements are typically for terms of one year, renewable annually and terminable by either party on 30-120 days' notice. The agreements are non-exclusive and authorize the Company to sell all or a portion of the products produced by that supplier. The Company's ten largest suppliers accounted for approximately 54% of the equipment and system sales in fiscal 1996, 70% in 1995, and 54% in 1994. During 1996, approximately 18% of the Company's equipment and system sales were derived form the sale of Zebra Technologies products and 16% from the sale of Symbol products. While management believes that the company is not dependent on any particular supplier, the loss of any major supplier, financial difficulty of a major supplier, or trade restrictions affecting purchases from a major supplier, could have a material adverse effect upon the Company's business. See 'Business - Principal Suppliers.'

Risk of Inventory Losses - As a distributor, the Company faces the risk of potential inventory losses due to normal product life cycles, technological change or manufacturer price reductions. During the fourth quarter of 1996, the Company wrote down inventory by $4,500,000. The primary exposure exists in equipment inventory, which totaled
$18,750,000 at December 31, 1996. The Company's equipment inventory turned over at an approximate rate of 7.7 times per year during the year ended December 31, 1996. The Company continually monitors the level of individual equipment lines in inventory in relation to expected product life cycles and technological change. The Company attempts to protect against such loses through certain provisions in its distribution agreements, which (assuming the Company complies with certain conditions) generally require suppliers to credit the Company for inventory losses incurred through reductions of the manufacturer's list price of the items. In addition, under the terms of many such agreements, the Company generally has the right to return to the manufacturer, for credit, a specified portion of such inventory items purchased within a designated period of time. A manufacturer who elects to terminate a distribution agreement without cause is generally required to purchase from the distributor the products of such manufacturer carried in the distributor's inventory. While such
<PAGE 14>

agreements do not protect the Company completely from inventory losses, such agreements do, in management's opinion, provide substantial protection from such losses. No assurance can be given that such price protection and return policies will continue to be effective in protecting the Company.

Competition - The Company faces competition from a variety of sources including (i) major computer and industrial automation companies who also manufacture and market equipment directly to the Company's customer base; (ii) specialist manufacturers (including, to a limited extent, the Company's own suppliers) who, in some cases, sell directly to the Company's customer base; (iii) third party vendors; and (iv) other value added distributors, resellers, and systems integrators of computer peripheral equipment. Several of the Company's principal competitors are considerably larger than the Company and possess greater financial, technical and marketing resources and, in certain circumstances, pricing advantages over the Company. Such competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition in the future. There can also be no assurance that the Company's suppliers will not seek to expand their distribution capabilities
and become more substantial competitors to the Company.   See 'Business
-  Competition'

Potential Fluctuations in Quarterly Results - The Company's quarterly earnings have experienced material variations between the strongest and weakest quarters in prior fiscal years, and may vary significantly in the future depending on factors such as the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the products distributed by the Company and the timing of significant orders.
A substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue, because to a significant degree the Company's selling, general, engineering and administrative expenses do not vary directly with its revenue. The Company's expense levels are based, in part, on it expectations as to future revenue. There can be no assurance that the Company will be able to grow in future periods or that it will be able to be to sustain
profitability on a quarterly basis.    See 'Management's Discussion and
Analysis  of Financial Condition and Results of Operations'.

General Economic Conditions  -  The Company's business is affected by the cyclical nature of capital expenditures by businesses and by other
trends in the general economy.   See 'Business -  Seasonality.' In addition,
the Company may be affected by industry-wide product shortages or supply excesses which might occur from time to time.

International Sales - Net sales generated from sales to international customers were approximately 19% in 1996 and 9% in 1995 and the Company expects this percentage to increase in the future. In connection with international sales, fluctuations in currency conversion rates can expose the Company's products to price competition from products produced at lower costs in foreign countries. The Company is also subject to certain other risks inherent in international business generally, including risks of trade embargoes, political instability and the possibility of war or other hostility.
<PAGE 15>

Management Information Systems - The Company's success is in part dependent on the accuracy and proper utilization of its management information systems. The Company's ability to analyze data derived from its management information systems to increase product promotions, manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, and to maintain cost-efficient operations are each dependent upon the quality and utilization of the information generated by its management information systems. The Company recently converted to a new management information system in the United States and discontinued implementation of a centralized computer system in Europe. The Company anticipates adding additional capacity to its management information systems on a regular basis.

Shareholding - As of December 31, 1996, the Company's officers, management and directors, and certain of their affiliates, in the aggregate beneficially own approximately 10% of Peak's outstanding shares of common stock. Certain provisions of Peak's Bylaws and Certificate of Incorporation could have the effect of delaying, deferring or preventing change in control of the Company. In March 1997, the Company implemented a shareholder Rights Plan which could have the effect of delaying, deferring or preventing a change in control of the Company.
See Note 13 in the Notes to Consolidated Financial Statements for a description of the Rights distributed pursuant to this plan.

Possible Volatility of Stock Price - Historically, the market price of the Company's Common Stock has fluctuated significantly. There can be no assurance that the market price of the Company's Common Stock will not continue to be subject to wide fluctuations in response to quarterly variations in operating results and other events or factors. See 'Market for the Registrant's Common Stock and Related Stockholder Matters'.

ITEM 2. PROPERTIES

As of December 31, 1996, the Company operates from over 100 sales and maintenance locations. All of the Company's facilities are leased. The following table sets forth the location, square footage and lease expiration date of each property in excess of 10,000 square feet. The other facilities aggregate approximately 160,000 square feet and have expiration dates ranging from 1996 to 2006.

Location                  Sq. Ft           Expiring Date
-----------              ----------     ------------------
Columbia, MD *             47,500          December 2001
Addison, TX *              24,000          November 2001
St. Paul, MN *             23,000          January 2000
Orlando, FL *              15,000          January 1999
Honeoye Falls, NY *        11,000          June 1997

*combined warehouse and office facility





<PAGE 16>

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation, as a defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.






































<PAGE 17>

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED
                  STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is publicly traded on the NASDAQ Stock
Market under the symbol PEAK. The following tables sets forth the range of high and low closing prices for the past two years ended December 31, 1996, by quarter, as reported in the NASDAQ National Market System.

   Fiscal Year Ended:                               High                Low
                                                  ------                -----
    December 31, 1995
    ------------------------
    First Quarter                                 $21.25                $14.75
    Second Quarter                                $20.75                $16.75
    Third Quarter                                 $30.50                $25.25
    Fourth Quarter                                $34.75                $20.00

    December 31, 1996
    ------------------------
    First Quarter                                 $30.75                $18.25
    Second Quarter                                $27.25                $17.50
    Third Quarter                                 $24.00                $19.50
    Fourth Quarter                                $21.75                $10.50

On March 31, 1997, the closing price of the Company's Common Stock was $10.50.

As of March 31, 1997, there were 120 holders of record of the Company's Common Stock. Including shares held in street name by numerous brokerage firms, as of March 31, 1997, there are approximately 4,000 beneficial stockholders.

The Company has never declared nor paid any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not presently anticipate paying any cash dividends in the foreseeable future. In addition, Peak's long-term loan facility includes provisions that may restrict the payment of dividends to shareholders.










<PAGE 18>

ITEM 6. SELECTED FINANCIAL DATA
Set forth below are selected financial data for the last five years ended December 31, 1996, which have been derived from the consolidated financial statements of Peak. The selected financial data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                              Years Ended December 31,
                                 -------------------------------------------------------
                                    1992        1993         1994       1995     1996
                                 ----------    --------     -------    -------  --------
Income Statement Data:  (1)             (In thousands, except per share data)

Net Sales                             $81,788   $104,825   $136,481   $184,624    $215,681
Cost of Sales                          54,829     71,597     93,410    122,281     147,950
                                   ----------   --------   ---------   -------    --------
Gross Profit                           26,959     33,228     43,071     62,343      67,731
Selling, General, Engineering, and
  Administrative Expenses              20,207     25,499     31,900     47,230      70,962
Amortization of Intangibles               914      1,051        949      1,027       1,999
Merger Charges  (2)                        -          -          -       2,120          -
Restructuring Charges (3),(4)              -       7,700         -          -        6,964
                                     --------   --------   --------    --------   --------
Income (Loss) from Operations           5,838     (1,022)   10,222      11,966    (12,194)
Interest and Other Expenses, Net        2,441      1,667     1,770       1,037      1,479
                                     --------   --------   --------    --------   --------
Income (Loss) from Continuing
     Operations before Income Taxes     3,397    (2,689)     8,452      10,929    (13,673)
Income Taxes                            1,257       663      3,602       4,579     (1,114)
                                      -------   --------   --------    --------   --------
Income (Loss) from Continuing
  Operations before Extraordinary Item 2,140     (3,352)     4,850       6,350    (12,559)
Income (Loss) from Discontinued
    Operations, Net of Taxes              (6)    (3,149)        -           -          -
Extraordinary Item, Net of Taxes          -        (212)        -           -          -
                                      -------   -------    --------    --------    -------
Net Income (Loss)                    $  2,134   $(6,713)   $  4,850    $ 6,350    $(12,559)
                                       ======    ======      ======     ======     =======
Per Share Data:
Income (Loss) from Continuing
  Operations before Extraordinary Item $  .43   $ (.52)    $   .71     $   .74     $  (1.37)
Discontinued Operations                    -      (.49)         -            -           -
Extraordinary Item                         -      (.03)         -            -           -
                                       -------  -------    --------    --------     -------
Net Income (Loss)                      $  .43   $ (1.04)   $   .71     $   .74      $  (1.37)
                                       ======    ======     ======      ======       ======
Average Shares Outstanding             4,978      6,436      6,824       8,526       9,189

Balance Sheet Data:
Working Capital                      $10,361    $15,409     $20,518     $34,392     $32,166
Total Assets                          58,305     66,305      80,604     103,777      136,402
Long-term Debt, Preferred Stock,
     and Revolving Loans              14,197     16,388      18,824       2,476      24,928
Total Stockholders' Equity            23,841     18,752      28,220      66,663      60,070

(1)  Comparability of the Income Statement Data is impacted by acquisitions occurring throughout the periods presented.  See "Development of Business".
(2)  Reflects merger charges related to IPPC, Accuscan, and Dytec, having an after-tax impact of
$1,638,000 or $0.19 per share.  See Note 3 in the Notes to Consolidated Financial Statements and
"Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3)  Reflects 1996 restructuring charges with an after-tax impact of $4,790,000 or $0.52 per share.
See Note 4 in the Notes to Consolidated Financial Statements and "Management's Discussion and
Analysis of Financial Condition and Results of Operations".
(4)  Reflects 1993 restructuring charges with an after-tax impact of $6,097,000 or $0.95 per share, substantially relating to the write down of Telpar's intangible assets, elimination of product line redundancies, consolidation of office and warehouse facilities, and reduction of the Company's workforce.


<PAGE 19>

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere. The discussion and analysis set forth below is affected by acquisitions occurring throughout the periods presented. The following table sets forth certain income statement data expressed as a percentage of net sales and the percentage increase of such items compared to the corresponding prior period.

                                                                  % of Net Sales
                                                   --------------------------------------------
                                  For the Years Ended December 31,   % Increase/(Decrease)
                                  -------------------------------  -----------------------
                                                                  1994 to  1995 to
                                      1994     1995    1996        1995     1996
                                     -------  ------  ------       ------   ------
Net Sales                            100.0%   100.0%  100.0%       35.3%    16.8%
Cost of Sales                         68.4     66.2    68.6        30.9     21.0
                                     -----    -----   -----
Gross Profit                          31.6     33.8    31.4        44.7      8.6
Selling, General, Engineering
  and Administrative Expenses         23.4     25.6    32.9        48.1     50.2
Amortization of Intangibles            0.7      0.6     0.9         8.2     94.6
Restructuring Charges                  --       --      3.2         N/M     N/M
Merger and Integration Charges         --       1.1     --          N/M     N/M
                                     -----    -----   -----
Income (Loss) from Operations         7.5       6.5    (5.6)       17.1     N/M
Interest and Other Expenses, net      1.3       0.6     0.7       (41.4)   42.6
                                     -----    -----   -----
Income (Loss) before
   Income Taxes                       6.2       5.9    (6.3)       29.3     N/M
                                    =====     =====    =====

N/M - Not Meaningful


RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended
December 31, 1995
----------------------------------------------------------------------

Net sales for 1996 increased to $215,681,000 from $184,624,000 in 1995, an increase of 16.8%. During 1996, equipment and systems sales increased 16.8% to $178,790,000 and maintenance service sales increased 16.8% to $36,891,000. ISF was acquired in May 1995, Datapen was acquired in June 1995, Mandata was acquired in September 1995, Numeric Arts was acquired in October 1995, Combitrading was acquired in January 1996, Syntest was acquired in March 1996,

<PAGE 20>

Acquidata and Barcode Systems were acquired in April 1996, and SASS was acquired in June 1996. Sales and results of operations for these acquisitions are included with those of the Company from their respective dates of acquisition. Accuscan, which was merged with the Company in September 1995 in a pooling-of interests transaction, has been included for the full year of 1995. Exclusive of the sales contributed from these acquisitions, net sales increased by 3.1% in 1996 over 1995, due primarily to increased unit sales. Sales performance in the second half of 1996 was below expectation, primarily in the Company's European operations and to a lesser extent in the United States during the fourth quarter of 1996.

The Company's gross profit margins were 31.4% in 1996 compared to 33.8% in 1995. Equipment and systems gross profit margin rates were 28.4% in 1996 compared to 30.6% in 1995. Maintenance gross profit margins were 46.1% in 1996 compared to 49.4% in 1995. Although the Company continues to focus on the sale of bar code systems which incorporate Peak's proprietary software and professional services with related hardware, that generally generate higher gross profit margins, the Company's gross profit margins were negatively impacted by an increase of $4,500,000 inventory write down in the fourth quarter of 1996 in connection with the initiation of the Company's realignment of its product line focus, which reduced overall gross profit margins by 2.1 margin points.

Selling, General, Engineering and Administrative ("SGE&A") expenses increased to 32.9% of net sales in 1996 compared with 25.6% of net sales in 1995. The increases result primarily from lower than expected sales in the second half of 1996 together with increased spending for marketing and technical and other personnel costs, as well as higher SGE&A to sales ratios in the Company's European operations.

The Company initiated a plan to restructure its operations in the fourth quarter of 1996 in order to reduce expense levels to be in line with revenue expectations. The restructuring plan includes actions designed to improve operational efficiencies, which the Company believes will enhance its future financial performance. The restructuring charge totaled
$6,964,0000.

Interest costs increased to $1,479,000 in 1996 from $1,037,000 due to increased borrowings resulting primarily from the Company's acquisition activity.

The Company's loss before income taxes was $13,673,000 in 1996 versus income before income taxes of $10,929,000 in 1995.

Restructuring Charges
---------------------------

The Company initiated a plan to restructure its operations in the fourth quarter of 1996 in order to reduce expense levels to be in line with revenue expectations. The restructuring plan includes actions designed to improve operational efficiencies, which the Company believes will enhance its future financial performance. The target of the plan is to improve operational efficiencies by centralizing functional areas, reducing or closing facilities, and eliminating assets no longer useful to the Company. These actions resulted in a fourth quarter restructuring charge of $6,964,000 ($4,790,000 after-taxes or $0.52 per share). The restructuring charge includes $2,323,000 related to severance and related benefits for an approximate 10% reduction of the Company's domestic

<PAGE 21>

and international workforce, $2,095,000 for the write-off of the assets and future commitments related to a European computer system, $1,575,000 related to the disposition of ISF and $971,000 for lease costs related to the closing or consolidation of certain facilities.

The plan's implementation began in the fourth quarter of 1996 and is scheduled to be substantially completed by the end of 1997. Once completed, the Company believes the plan will result in an annual cost savings of approximately $3,000,000. However, no assurances can be given as to the actual extent of any savings or improvements that might be realized or that additional actions and additional charges against earnings might not occur in the future. The primary costs related to the restructuring charge that will require future payments beyond 1997 are related to lease costs of consolidated or closed facilities which will continue through June 2000. At December 31, 1996, approximately
$3,595,000 of the restructuring charge has not yet been utilized.

Year Ended December 31, 1995 Compared to Year Ended
December 31, 1994
----------------------------------------------------------------------

Net sales for 1995 increased to $184,624,000 from $136,481,000 in 1994, an increase of 35.3%. During 1995, equipment and system sales increased 38.4% to $153,052,000 and maintenance service sales increased 22.1% to $31,752,000. NACO was acquired in July 1994, and Peak UK was acquired in October 1994, ISF was acquired in May 1995, Datapen was acquired in June 1995, Mandata was acquired in September 1995, and Numeric Arts was acquired in October 1995. Sales and results of operations for these acquisitions are included with those of the Company from their respective dates of acquisition. Accuscan, which was merged with the Company in September 1995 in a pooling-of-interests transaction, has been included for the full year of 1995. Exclusive of the sales contributed from these acquisitions, net sales increased by 17.1% in 1995 over 1994, due primarily to increased unit sales.

The Company's gross profit margins increased to 33.8% in 1995 compared to 31.6% in 1994. Equipment and systems gross profit margin rates increased to 30.6% in 1995 from 28.0% in 1994. Maintenance gross profit margins increased to 49.4% in 1995 from 46.8% in 1994.
The Company continued to focus on increasing its gross profit margins by designing and implementing value-added solutions, which generate higher gross profit margins.

SGE&A expenses increased to 25.6% of net sales in 1995 compared with 23.4% of net sales in 1994. The increases result primarily from additional technical personnel and related costs required to provide an increasing level of value added bar code solutions to the Company's customers, thereby increasing gross profit margins, as well as increased operating costs associated with the Company's European expansion, where the Company experiences higher SGE&A costs relative to sales, which are offset by higher gross profit margin rates. SGE&A costs were also impacted by Accuscan and Dytec, which incurred higher levels of operating costs relative to sales for 1995, as a result of these stand-alone structures, prior to integration into the Company's overall infrastructure.

In connection with the IPPC, Accuscan and Dytec mergers in 1995, the Company incurred merger charges totaling $2,120,000 ($1,638,000 after-taxes or $0.19 per share). Of these charges, approximately $600,000 related to professional fees, $575,000 related to a non-cash accounting charge for acceleration of Dytec long-term stock grants according to the terms of a pre-existing

<PAGE 22>

plan, and the remaining $945,000 are provisions for the costs of combining operations of the previously separate companies.

Interest costs decreased to $1,037,000 in 1995 from $1,770,000 in 1994 primarily as a result of the repayment of debt with the proceeds from the May 1995 public offering.

Income before income taxes increased to $10,929,000 in 1995 from $8,452,000 in 1994, an increase of 29.3%. Exclusive of merger charges, income before income taxes increased 54.4% to $13,049,000 in 1995.

Liquidity and Capital Resources
---------------------------------------

Amounts available under the Company's revolving loan facilities and funds generated from the Company's operations have been the Company's primary source of liquidity. In July 1996, the Company and its primary operating subsidiaries amended its existing long-term loan agreement by increasing its maximum borrowing capability to $32,000,000 from $25,000,000. Borrowings under the facility are unsecured and bear interest at various rates above and below the LIBOR, Treasury Bond or Prime interest rates. The facility expires in 2002. At December 31, 1996, there was approximately $7,100,000 available for future borrowings. The long-term revolving loan contains certain covenants, the more significant of which relate to additional indebtedness, minimum tangible net worth, and certain financial ratios. At December 31, 1996, the Company was in compliance with such covenants as retroactively amended.

In May 1995, the Company and certain selling shareholders completed a public offering of 1,552,129 shares of Common stock at an offering price of $20.00 per share. The Company offered 1,150,000 shares plus granted an over-allotment option to the Underwriters of 232,819 shares, which was fully exercised. The Company utilized the net proceeds of approximately $25,478,000 from the public offering to repay existing debt under its revolving loan and the Telpar term loan, as well as for funding of the Company's 1995 acquisitions. In November 1995, the Company and its primary operating subsidiaries entered into a $25,000,000 long-term loan facility with a bank, which replaced the existing revolving loans.

Capital expenditures were approximately $4,589,000 in 1996 and $2,389,000 in 1995. The increase in capital expenditures in 1996 was due primarily to spending related to the Company's MIS systems, including approximately $1,680,000 related to the European computer system which was written off as part of the restructuring charge. The
Company anticipates that capital expenditures will be approximately $2,500,000 in 1997.

The Company anticipates that working capital (approximately
$32,166,000 at December 31, 1996), together with funds generated from operations and amounts available under the long-term loan facility (approximately $7,100,000 at December 31, 1996), will be sufficient to satisfy the cash needs of the Company during 1997.

The accompanying financial statements include a valuation reserve of $1,852,000 substantially related to foreign net loss carryforwards of approximately $8,000,000. These valuation allowances will be reduced when it is more likely than not that the Company will generate income in the respective jurisdictions for which the allowances have been provided.

The Company's results of operations have not been materially affected by inflation.

<PAGE 23>

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA
	           Index to Financial Statements and Supplementary Data

                                                            Page Number
Report of Independent Auditors...................................24
Consolidated Balance Sheets......................................25
Consolidated Statements of Operations............................26
Consolidated Statements of Stockholders' Equity..................27
Consolidated Statements of Cash Flows............................28
Notes to Consolidated Financial Statements.......................29
Report of Independent Auditors on Schedule.......................43
Schedule II - Valuation and Qualifying Accounts..................44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

               Not applicable

<PAGE 24>

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
The Peak Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of The
Peak Technologies Group, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of three years in the period ended
December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peak Technologies Group, Inc. at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                  Ernst & Young LLP


MetroPark, New Jersey
March 26, 1997
Except for Note 13 as to which the date is, April 8, 1997.

<PAGE 25>


                                     THE PEAK TECHNOLOGIES GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands, except per share amounts)
                                                                               December 31,
                                                                             ----------------------------
      ASSETS                                                                    1995           1996
---------------------------------------------------------------------------  -----------     --------
Current assets:
     Cash                                                                     $    311      $     789
     Accounts receivable, less allowances for doubtful accounts
          and sales returns of $ 1,014 in 1995 and $1,952 in 1996              38,949         38,924
     Inventories                                                               23,583          28,380
     Refundable Income tax                                                         --           1,371
     Deferred  tax asset                                                        2,791           8,182
     Prepaid expenses and other current assets                                  1,892           2,536
                                                                             -----------      -------
              Total current assets                                            67,526          80,182

Furniture, equipment and leasehold improvements                                8,205          11,416
     Less accumulated depreciation                                             2,942           4,485
                                                                              --------       -------
                                                                               5,263           6,931

Customer lists, less accumulated amortization of $1,533 in 1995
  and $1,802 in 1996                                                             590           1,273
Non-competition agreements, less accumulated amortization of $397
     in 1995 and $933 in 1996                                                    517           1,987
Costs in excess of fair value of net assets acquired, less accumulated
     amortization of $3,112 in 1995 and $4,204 in 1996                        28,817          45,352
Deferred tax asset                                                               535             244
Other assets                                                                     529             433
                                                                              -------        -------
                                                                             $103,777        $136,402
                                                                              =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                         $ 17,057       $ 25,557
     Other accrued liabilities                                                   6,984         11,537
     Income taxes payable                                                          934            --
     Deferred income - maintenance contracts                                     8,159         10,922
                                                                               -------       -------
          Total current liabilities                                             33,134         48,016

Long-term debt                                                                   2,476         24,928
Other liabilities                                                                1,534          3,388

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized 2,000,000 shares;
          none issued and outstanding                                               --              --
     Common stock, $.01 par value; authorized 15,000,000 shares;
          issued and outstanding shares of 8,966,288 in 1995 and
         9,290,906  in 1996                                                         90              93
     Capital in excess of par                                                   59,623          65,966
     Retained earnings (deficit)                                                 6,920          (5,989)
                                                                             ---------      ---------
          Total stockholder's equity                                            66,633          60,070
                                                                             ---------      ----------
                                                                              $103,777        $136,402
                                                                             ========      ===========

See notes to consolidated financial statements.


<PAGE 26>

                                     THE PEAK TECHNOLOGIES GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands, except per share amounts)
                                             For the Year Ended December 31,
                                      ------------------------------------------------
                                          1994                1995               1996
                                      ------------       ------------       ----------
Sales:
     Equipment and Systems                $110,621           $153,052         $178,790
     Maintenance                            25,860             31,572           36,891
                                      ------------         ------------        -------
                                           136,481            184,624          215,681
Cost of Sales:
     Equipment and Systems                  79,639             106,291         128,057
     Maintenance                            13,771              15,990          19,893
                                      ------------           ------------      --------
                                            93,410             122,281         147,950
                                      ------------           ------------      --------

          Gross Profit                      43,071              62,343           67,731

Selling, general, engineering and
     administrative expenses                31,900              47,230           70,962
Amortization of intangibles                    949               1,027            1,999
Restructuring charges                          -                   -              6,964
Merger charges                                 -                 2,120               -
                                       -----------           -----------       ---------
          Income (loss) from operations     10,222               11,966         (12,194)

Other expenses:
     Interest expense, net                   1,675                  942           1,443
     Amortization of debt issuance costs        95                   95              36
                                       -----------           -----------       ------------
                                             1,770                1,037           1,479
                                       -----------           -----------       -----------
      Income (loss) before income taxes      8,452               10,929         (13,673)
      Provision (benefit) for income taxes   3,602                4,579          (1,114)
                                      ------------           -----------      ------------
           Net income (loss)              $  4,850             $  6,350        $(12,559)
                                           =======              =======         =======
Per share data:
          Net income (loss)                $  0.71             $  0.74        $   (1.37)
                                           =======              =======         =======
          Weighted Average Shares            6,824                8,526          9,189

See notes to consolidated financial statements.


<PAGE 27>

                               THE PEAK TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Dollars in thousands)
                                                            Capital in     Retained
                                   Common Stock               Excess       Earnings
                                Shares      Par Value          of Par      (Deficit)        Total
                             -----------    ------------   -----------    ------------    --------
Balance, January 1, 1994     6,497,691       $     65       $  23,717    $  (5,030)       $ 18,752

 Reduction of escrowed
   stock (Concord acquisition) (10,578)            -            (106)                         (106)
 Issuance of stock (NACO
   and Endata acquisitions)    336,167             3           4,285                         4,288
 Stock options, including
  $236 in income tax benefits  75,929              1             645                           646
 Other                                                            (9)       (201)            (210)
 Net Income                                                                 4,850           4,850
                           -----------    ------------     -----------   ------------    ----------
Balance, December 31, 1994   6,899,209           69           28,532       (381)          28,220


 Pooling-of-interests
    with Accuscan             396,000            4               53          903           960
 Public offering            1,382,819           14           25,478                       25,492
 Issuance of stock
   (Debt conversion)          144,306            1             1,999                       2,000
 Issuance of stock
  (Mandata acquisition)       71,724             1             1,990                       1,991
 Stock options and
  warrants, including $149
  in income tax benefits      65,507             1              784                         785
 Employee stock purchase plan  6,723             -              157                         157
 Issuance of stock
   (Dytec employee stock plan)                                  575                         575
 Other                                                           55            48           103
 Net income                                                                   6,350       6,350
                          -----------    ------------   -----------      ----------     -------
Balance, December 31, 1995 8,966,288           90           59,623            6,920      66,633

 Issuance of stock
  (Acquidata acquisition)   172,727             1            3,799                        3,800
 Issuance of stock
  (Barcode acquisition)      52,000             1            1,247                        1,248
 Stock options and warrants,
   including $266 in income
   tax benefits             59,084              1             812                           813
 Employee stock purchase plan 40,807            -             485                           485
 Other                                                                         (350)       (350)
 Net income                                                                  (12,559)   (12,559)
                         -----------    ------------    -----------    ------------     ----------
Balance, December 31,
1996                      9,290,906         $   93       $  65,966       $  (5,989)     $  60,070
                           ========    ===========     ===========     ============    ==========

See notes to consolidated financial statements.


<PAGE 28>

                                     THE PEAK TECHNOLOGIES GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                                            For the Year Ended December 31,
                                                         -----------------------------------
                                                            1994        1995       1996
                                                         ---------   ---------- ------------
Cash flows from operating activities:
     Net income (loss)                                   $  4,850   $  6,350   $  (12,559)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used) operating activities:
          Depreciation and amortization                     1,506     2,112        3,322
          Imputed interest on acquisition debt                212       106          --
          Accounts receivable                              (6,884)   (7,173)       3,896
          Inventories                                         616    (1,847)      (2,880)
          Refundable Income Tax                               --        --        (1,371)
          Deferred income taxes                             1,394       194       (3,297)
          Accounts payable                                  1,054    (2,530)       5,504
          Accrued interest                                    444    (1,870)         --
          Other accrued liabilities                        (4,516)    1,122        2,382
          Income taxes payable                              1,383      (119)      (1,975)
          Deferred income - maintenance contracts           1,088      (769)       2,042
          Other assets and liabilities                       (884)   (3,927)         463
                  Net cash provided by                     -------   -------      -------
                     (used for) operating activities          263    (8,351)     (4,473)

Cash flows from investing activities:
    Capital expenditures                                   (1,599)   (2,389)     (4,589)
    Purchase of businesses                                   (616)   (4,952)    (12,988)
    Other                                                     32        (20)         --
                                                         ---------  --------     ------
             Net cash used in investing activities        (2,183)    (7,361)    (17,577)

Cash flows from financing activities:
     Borrowings under revolving loan                     105,383     80,697     236,551
     Repayments under revolving loan                    (103,656)   (89,633)   (213,955)
     Repayments of long-term debt                           (175)    (4,068)        --
     Capital contribution and issuance of stock              410     27,033      1,298
     Other                                                   --       (138)        --
                                                        ---------  ---------   --------
          Net cash provided by financing activities       1,962      13,891     23,894

     Effect of Exchange Rate on Cash                        --          --       (1,366)
                                                       ----------  ---------   ---------
          Net (decrease) increase in cash                    42      (1,821)      478
Cash at beginning of year                                 2,090       2,132       311
                                                       ---------- ----------   --------
Cash at end of year                                   $   2,132    $    311    $    789
                                                         ======      ======     ======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Income taxes                              $      80       $ 4,735    $4,241
                                                        ======       =====      =====
          Interest                                    $  1,174     $   678     $1,149
                                                        ======       =====      =====

See notes to consolidated financial statements.


<PAGE 29>

                 THE PEAK TECHNOLOGIES GROUP, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31 1994, 1995, and 1996

NOTE 1  DESCRIPTION OF BUSINESS

The Peak Technologies Group, Inc. ("Peak" or the "Company") is a full service, value added distributor and systems integrator of high performance, computer peripheral equipment and systems focused on bar code data capture, information systems printing, mini-printers and other related equipment, supplies and consumables. The Company focuses principally on industrial applications, including warehousing, manufacturing and distribution. The Company's customers, located worldwide, are principally end-users, typically large companies and governmental agencies. The Company also provides maintenance services for all the products it sells. The Company performs periodic credit evaluations of its significant customers and generally does not require collateral.

The Company was formed as a holding company and has since made the following acquisitions:

                    Company                                              Date
----------------------------------------------------------        -------------
Logon, Inc. (Logon)                                               May 1988
Peak Technologies, Inc. (PTI)                                 January 1990
Telpar, Inc. (Telpar)                                             May 1990
Distribution & Service Division of
    MESA Technology Corp. (MESA)                             October 1991
Gentry Associates, Inc. (Gentry)                                April 1992
Group Three Electronics Corporation (Group Three)              April 1993
Concord Technologies, Inc. (Concord)                             July 1993
NACO Electronics Corporation (NACO)                              July 1994
Endata Group Limited (Peak UK formerly Endata)               October 1994
Innovative Products & Peripherals Corporation (IPPC)         January 1995
ISF - France (ISF)                                                May 1995
Datapen Systems Limited (Datapen)                                June 1995
AccuScan, Inc. (Accuscan)                                   September 1995
Mandata A/S (Mandata)                                       September 1995
Numeric Arts Limited (Numeric Arts)                          October 1995
Dytec, Inc. (Dytec)                                          December 1995
Combitrading International B.V. (Combitrading)                January 1996
Syntest Corp. (Syntest)                                         March 1996
Acquidata SA (Acquidata)                                      April 1996
Barcode BC Systeme AG (Barcode)                                 April 1996
SASS Computer GmbH (SASS)                                       June 1996

<PAGE 30>

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:   The accompanying financial statements have
been prepared on a consolidated basis to include the accounts of Peak and its wholly-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition:   The Company recognizes revenue from the sale of
equipment when shipped to customers, and revenue from systems integration, professional services and software, generally upon delivery of the services. Revenue for equipment maintenance and repairs not covered under the terms of extended warranty and/or service contracts is recognized when service is performed. Revenue from extended warranty and/or service contracts is recognized ratably over the terms of the contract which is usually one year.

Inventories:     Inventories consist of computer peripheral equipment and
related components, including demonstration equipment held for sale, and parts used by the maintenance department. Inventories are stated principally at the lower of cost (first-in, first-out) or market value. Inventories consist of:

  (In thousands)                                       December 31,
                                          -------------------------
                                          1995               1996
     Equipment:                       ---------            ---------
               Components            $   4,499            $  5,063
               Finished goods             9,869              13,687
     Maintenance Parts                   9,215                9,630
                                     ----------             ----------
             		                        $ 23,583            $28,380
                                         ======             ======

Furniture, Equipment and Leasehold improvements:   Furniture,
equipment and leasehold improvements are recorded at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the related assets ranging from 3 to 10 years. Expenditures for major renewals and betterments that extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Furniture and equipment and leasehold improvements consist of:

<PAGE 31>

(In thousands)                        December 31,
                                -------------------------
                                  1995              1996
                               --------           --------
Furniture and equipment         $ 7,932            $10,636
Leasehold improvements             273                 780
                               --------           --------
                                  $ 8,205          $11,416
                                    =====           ======

Customer Lists:    The customer lists are being amortized on a straight-
line basis over five to seven years, the estimated useful lives.

Non-Competition Agreement:    The non-competition agreements with
former owners are being amortized on a straight-line basis over two to five years, the terms of the agreements.

Costs in Excess of Fair Value of Net Assets Acquired:   Costs in excess of
the fair value of the tangible net assets and identifiable intangible assets of businesses acquired are amortized on a straight-line basis over forty years. The Company assesses the recoverability of costs in excess of the fair value of the net assets acquired by determining whether the carrying value of these assets can be recovered through discounted forecasted future operations over their remaining lives.

Impairments of Long-Lived Assets: The Company records impaiment losses on long-lived assets used in operations or expected to be disposed when events and circumstances indicate that the future expected cash flows of the assets are less than the carrying amounts of those assets.

Stock Based Compensation: The Company has elected to follow
Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock option plans because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair market value of the underlying common stock on the date of the grant, no compensation expense is recognized.

Income Taxes:   Deferred income tax assets and liabilities arise from
differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

Net Income per Common Share:   Primary earnings per share are
computed using the weighted average number of common shares and dilutive common share equivalents outstanding. The amount of dilution, where appropriate, is computed by application of the treasury stock method. The weighted average number of shares of common stock and common stock equivalents outstanding was 6,823,754, 8,526,482, and 9,189,246 during the years ended December 31, 1994, 1995 and 1996.

Foreign Currency Translation:   The balance sheets of the Company's
foreign subsidiaries are translated at the relevant period end currency exchange rate, and the results of operations are

<PAGE 32>

translated at the average currency exchange rate for the relevant period. Translation adjustments, which are not material, are accumulated as a component of stockholders' equity.

NOTE 3  MERGERS AND ACQUISITIONS

On June 1, 1996, the Company purchased all the outstanding capital stock of SASS, a German based printing solutions and service company. The purchase price for the acquisition, including transaction costs, was approximately $4,117,000.

On April 4, 1996, the Company purchased all the outstanding capital stock of Barcode, a Swiss based data capture integrator. The purchase price for the acquisition, including transaction costs, was approximately $4,193,000. A portion of the purchase price was paid through the issuance of 52,000 shares of the Company's common stock.

On April 3, 1996, the Company purchased all the outstanding capital stock of Acquidata, a French based data capture integrator. The purchase price for the acquisition, including transaction costs, was approximately $8,000,000. A portion of the purchase price was paid through the issuance of 172,727 shares of the Company's stock.

On March 15, 1996, Telpar, Inc., a wholly owned subsidiary of the Company, purchased certain assets and the mini-printer business of Syntest, a Massachusetts based company, for approximately $4,300,000 and assumed certain liabilities.

On January 26, 1996, the Company purchased all of the outstanding stock of Combitrading, a Dutch based bar code integrator. The purchase price for the acquisition, including transaction costs, was approximately $250,000 plus the assumption of approximately $500,000 in debt.

On December 6, 1995, Dytec, an integrator of bar code data capture products based in St. Paul, Minnesota, merged its net assets and business operations with the Company. In connection with this merger, the Company issued an aggregate of 420,000 shares of the Company's common stock to Dytec. The transaction was accounted for as a pooling-of interests, and, as a result, the accompanying financial statements, for all prior periods, have been restated to give effect of the merger.

In connection with the Dytec merger, the Company incurred merger and integration charges in the fourth quarter of 1995 totaling approximately $1,250,000 ($1,040,000 after-taxes or $0.12 per share). Of these charges, approximately $200,000 are related to professional fees, $575,000 are related to a non-cash accounting charge for acceleration of Dytec long term stock grants according to the terms of a pre-existing plan, and the remaining $475,000 are provisions for the costs of combining operations of the previously separate companies.

On October 11, 1995, the Company purchased certain assets and the distribution and software business of Numeric Arts Limited, a UK based bar code integrator, for a purchase price, including transaction costs, of approximately $1,200,000 and assumed certain liabilities.

On September 30, 1995, Accuscan, an Atlanta based integrator of bar code data capture products was merged into the Company. The Company issued 396,000 shares of common stock for the
<PAGE 33>

outstanding common stock of Accuscan. The merger was accounted for as a pooling-of interests and Accuscan's financial position and results of operations since January 1, 1995 have been included with those of the Company. The historical operations of Accuscan are not material to the Company's consolidated operations and financial position and, therefore, prior period consolidated financial statements have not been restated.

In connection with the Accuscan merger, the Company incurred merger and integration charges in the fourth quarter of 1995 totaling approximately $400,000 ($272,000 after-taxes or $.03 per share). Of these charges, approximately $150,000 are related to professional fees and the remaining $250,000 are provisions for the costs of combining operations of the previously separate companies.

On September 25, 1995, the Company purchased all of the outstanding capital stock of Mandata, a Norwegian based bar code integrator. The purchase price for the acquisition, including transactions costs, was approximately $5,200,000. A portion of the purchase price was paid through the issuance of 71,724 shares of the Company's common stock.

On June 20, 1995, the Company purchased certain assets and the distribution and software business of Datapen Systems Limited, a UK based bar code integrator, for a purchase price, including transaction costs of approximately $425,000 and assumed certain liabilities.

On May 1, 1995, the Company purchased certain assets and the distribution and software business of ISF, a French based bar code integrator, for a purchase price, including transaction costs, of approximately $125,000 and assumed certain liabilities.

On January 6, 1995, IPPC, an integrator of bar code data capture products based in Denver, Colorado, was merged with the Company. In connection with the merger, the Company issued to the IPPC shareholders an aggregate of 700,000 shares of the Company's common stock for all of IPPC's outstanding common stock. As a result of the merger with IPPC, which was accounted for as a pooling-of-interests, the accompanying financial statements, for all prior periods, have been restated to give effect to the merger.

In connection with the IPPC merger, the Company incurred merger and integration charges in the first quarter of 1995 totaling approximately $470,000 ($326,000 after-taxes or $.04 per share). Of these charges, approximately $250,000 are related to professional fees and the remaining $220,000 are provisions for the cost of combining operations of the previously separate companies.

A reconciliation of the combined sales and income (loss) from continuing operations for the years ended December 31, 1994 and 1995 for the Company and Dytec and for the year ended December 31, 1994 for the Company and IPPC are as follows:

<PAGE 34>

(In thousands)                      1994                         1995
                                   ------                       ------
Sales:
    Peak                          $114,088                     $173,000
    Dytec                           10,217                       11,624
    IPPC                            12,176                          --
                                  -----------                 -----------
                                  $136,481                     $184,624
                                   =======                     =======
Net Income:
    Peak                            $3,990                      $5,731
    Dytec                              357                         619
    IPPC                               503                        --
                                 -----------                 -----------
                                    $4,850                      $6,350
                                    ======                     =======

On October 25, 1994, the Company acquired all the outstanding capital stock of the Endata Group Limited, a UK based bar code integrator, in exchange for 169,500 shares of Peak common stock plus approximately $850,000 in cash. The purchase price including acquisition costs, was approximately $3,300,000. During January 1995, Endata changed its name to Peak Technologies UK Limited ("Peak UK").

On July 12, 1994, the Company acquired, in a merger transaction, all of the outstanding capital stock of NACO Electronics Corporation, in exchange for 166,667 shares of Peak common stock. The purchase price, including acquisitions costs, was approximately $2,300,000.

Except for the mergers with IPPC, Accuscan and Dytec, which were accounted for by the pooling-of-interest method, the Company has accounted for all of the acquisitions by the purchase method.
Accordingly, the acquired assets and liabilities assumed through these purchases have been recorded at their estimated fair market values at the dates of acquisition. The results of operations of the purchased businesses are included in the accompanying consolidated statements of operations from their respective dates of acquisition.

Unaudited pro forma sales as if the purchased businesses had all occurred on January 1 of the year preceding the acquisition would have been
approximately  $187,973,000, $217,305,000 and    $224,910,000 for the
years ended December 31, 1994, 1995, and 1996. The acquisitions would not have had a material impact on net income or per share data on a pro forma basis for each of the three years ended December 31, 1996. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

<PAGE 35>

NOTE 4  RESTRUCTURING CHARGE

In the fourth quarter of 1996, the Company announced a restructuring plan designed to reduce the Company's ongoing cost structure. The Consolidated Statement of Operations for the year ended
December 31, 1996 includes a pretax charge of $6,964,000 for the estimated costs of the restructuring. The restructuring charge includes $2,323,000 related to severance and related benefits for an approximate
10% reduction of the Company's domestic and international workforce, $2,095,000 for the write-off of the assets and future commitments related to a European computer system, $1,575,000 related to the disposition of ISF and $971,000 for lease costs related to the closing or consolidation of certain facilities. The plan's implementation began in the fourth quarter of 1996 and is scheduled to be completed by the end of 1997. At December
31, 1996, approximately $3,595,000 of the restructuring charge is included in other accrued liabilities and other liabilities on the Consolidated Balance Sheet.


NOTE 5  LONG-TERM DEBT AND REVOLVING LOANS

The Company and its primary operating subsidiaries had outstanding balances on the long-term revolving loan of $24,928,000 and $2,476,000 at December 31, 1996 and 1995.

In May 1995 the Company amended its revolving loan agreement. The amended loan agreement, which would have expired in May 1997, provided for maximum borrowings of $16,000,000. Peak used a portion of the proceeds from its May 1995 public offering (Note 7) to pay down this loan in June 1995. In November 1995, the Company and its primary operating subsidiaries entered into a $25,000,000 long-term loan facility with a bank, which replaced the existing revolving loan.

In July 1996, the Company and its primary operating subsidiaries amended its existing long-term loan agreement by increasing its maximum borrowing capability to $32,000,000. Borrowings under the facility are unsecured and bear interest at various rates above and below the LIBOR, Treasury Bond or Prime interest rates. The facility expires in 2002. At December 31, 1996, there was approximately $7,100,000 available for future borrowings. The fair market value of borrowings under the long-term revolving loan, which is measured at prevailing market interest rates, approximates the carrying amount at December 31, 1996. The long-term revolving loan contains certain covenants, the more significant of which relate to additional indebtedness, minimum tangible net worth, and certain financial ratios. At December 31, 1996, the Company was in compliance with such covenants as retroactively amended on April 8, 1997.

In connection with the PTI acquisition, a former PTI stockholder, was issued a $1,000,000 9% subordinated promissory note and a $1,000,000
7% convertible subordinated promissory note both of which paid interest semi-annually. During the first quarter of 1995, the Company issued 144,306 shares of Peak common stock to retire both of the notes.

An 8% secured, subordinated note payable, due in 1997, to the former Telpar stockholder with a face value of $5,000,000 was issued in connection with the acquisition of Telpar which was recorded net of debt discount of $1,320,000 at December 31, 1994. The effective interest rate was 11.5%. In May 1995, Telpar agreed to repay this 8% subordinated note payable and related accrued interest (at carrying value) and to repurchase 12.5 shares of Telpar. Telpar funded these
<PAGE 36>

transactions with a secured, bank term loan for $5,200,000 which would have matured in October 1996. Interest on the term loan was payable at a rate of 0.5% above prime commercial rates. This note was paid in full in June 1995 using a portion of the proceeds from the Company's public offering (Note 7).

Scheduled maturities of the long-term revolving loan outstanding at December 31, 1996, for the next five years are as follows:

                                                                (In thousands)
         1997 ...................................................$          -
         1998 ...................................................           -
         1999 ........................................................  4,674
         2000 ........................................................  4,674
         2001 ........................................................  4,674
         Thereafter ................................................   10,906
                                                                 ------------
                                                                    $  24,928
                                                                       ======

NOTE 6  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 1994, 1995 and 1996, consisted of the following:

                                             1994                1995               1996
CURRENT INCOME TAX PROVISION            -----------           -----------         -----------
                                                             (In thousands)
Federal                                   $  1,283             $  3,187           $  1,957
State                                          222                  701                491
Foreign                                        --                   410               (231)
                                        -----------           -----------           ----------
                                             1,505               4,298               2,217

DEFERRED INCOME TAX PROVISION (BENEFIT)
Federal                                     1,605                  (44)            (1,592)
State                                         492                   49              (430)
Foreign                                       --                   276              (1,309)
                                        ----------           ----------             ---------
                                            2,097                  281               (3,331)
                                       ----------            ----------           -----------
                                          $ 3,602              $ 4,579              $(1,114)
                                           ======               ======               ======

<PAGE 37>

The reason for the difference between total tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows:

                                                                  (In thousands)
                                                      1994              1995              1996
                                                 -----------         -----------     -----------
Statutory rate applied to pretax income (loss)      $ 2,880          $ 3,716          $ (4,651)
Amortization of intangibles                             160              248               509
State income taxes, net of federal benefit              523              478                40
S Corporation (Accuscan) income                         --              (290)               --
Nondeductible merger charges                            --               319                --
Nondeductible expenses                                  --               --              1,104
Valuation allowance                                     --               --              1,686
Foreign income taxed at a different effective rate      --               --                198
Other                                                   39               108                --
                                                 ----------         ----------       ---------
Income taxes                                       $ 3,602           $ 4,579         $ (1,114)
                                                   ======             ======          =======

The deferred tax assets and liabilities at December 31, 1995 and 1996 consisted of the following:

                                                          1995         1996
ASSETS:                                             ----------     ----------
                                                        (In thousands)
Effect of differences in financial statements and
   tax bases of net assets acquired                 $    841        $ 1,737
Account receivable reserves                              397            539
Employee benefits                                        433            481
Inventory reserves                                     1,254          2,612
Discontinued and restructuring provisions                 86          2,309
Net operating loss carryforwards                         --           2,621
Other                                                   315               1
                                                    ---------      ---------
                                                     $ 3,326        $10,300
Valuation allowance                                       --         (1,852)
                                                    ---------      ---------
          Total deferred tax assets                    3,326          8,448
                                                    ---------      ---------
LIABILITIES:
Customer list                                            26              1
Goodwill                                               --               21
Other                                                   30             --
                                                  ----------      ---------
          Total deferred tax liabilities                 56             22
                                                  ----------      ---------
Net deferred tax assets                            $  3,270       $  8,426
                                                    ======          ======


<PAGE 38>

The valuation reserve of $1,852,000 substantially related to foreign net loss carryforwards of approximately $8,000,000. These valuation allowances will be reduced when it is more likely than not that the Company will generate income in the respective jurisdictions for which the allowances have been provided.


NOTE 7  STOCKHOLDERS' EQUITY

In May 1995, the Company and certain shareholders completed a public offering of 1,552,129 shares of common stock at an offering price of $20.00 per share. The Company offered 1,150,000 shares plus granted an over-allotment option to the Underwriters of 232,819 shares, which was fully exercised.


NOTE 8  EMPLOYEE BENEFIT PLANS AND STOCK OPTION
PLANS

401(k) Plan:
---------------
The Company has a defined contribution plan (401(K)) for all eligible employees. The terms of the plan, prior to 1996, provided for discretionary as well as matching contributions by the Company of 50% of the employee's contribution up to a maximum contribution by the Company of $250 per employee. During 1996, the Company matched
50% of the first $500 of an employee's contribution and then matched an additional 25% on any employee contributions above $500 up to the maximum allowable employee contribution. The Company also offered a bonus match for first time participants of 25% of the employees contribution up to a maximum of $250 per employee. The Company's matching contributions were $82,000, $87,000 and $245,000 in 1994,
1995 and 1996.   There were no discretionary contributions made to the
plan in 1994, 1995 or 1996.

Employee Stock Purchase Plan:
--------------------------------------
In 1995, the Company established The Peak Technologies Group, Inc.
Employee Stock Purchase Plan and The Peak Technologies Group, Inc.
Global Employee Stock Purchase Plan (the "Plans") for all eligible employees. The Plans' purchases are made quarterly, with the per share purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the quarterly participation period. Employee contributions, which are made through payroll deductions, are limited to the lesser of 15% of total compensation or $25,000 annually. Total shares purchased under the Plans during 1995 and 1996 were 6,723 and 40,807. A total of approximately 127,000 shares of common stock are available for future issuance under the Plans at December 31, 1996.

Stock Option Plans:
------------------------
Under the Company's stock option plan and the Company's non-employee directors stock option program, 512,378 shares of Peak common stock were reserved for issuance to key executives, directors and employees at December 31, 1996. Options are granted under the stock option plans at the fair market value of the stock at the date of grant. The options become exercisable at annual

<PAGE 39>

intervals as determined by the Compensation Committee of the Board of Directors and expire ten years from date of grant, subject to earlier termination and other rules relating to the cessation of employment. Non-employee director options are granted according to the established guidelines of the non-employee director stock option program at the fair market value at the date of grant. These options become exercisable one year after grant and expire seven years from date of grant, subject to earlier termination and other rules relating to the end of a director's service.

FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of FASB 123. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.6% in 1995 and 6.7% in 1996; expected volatility of 0.57; expected option lives from five to six years and an expected dividend yield of 0.0%. The total compensation related to stock based compensation awards under FASB 123 for 1995 and 1996 would have been approximately $228,000 and $365,000.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                        1995                       1996
                                   -----------                 -----------
    Pro forma net income                $6,122                 $(12,924)
    Pro forma net income (loss)
         per share of common stock     $ 0.72                  $  (1.41)

Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its proforma effect will not be fully reflected until 1997.

A summary of stock option activity relating to the Company's stock options are as follows:
                                            Weighted
                                             Average               Number
                                          Exercise Price         of Shares
                                      -----------------         ------------
Outstanding at January 1, 1994              $ 6.76                227,367
Granted                                      9.70                 110,750
Exercised                                    5.49                 (75,179)
Canceled                                     9.06                 (12,325)
                                         ----------
Outstanding at December 31, 1994             8.33                250,613
Granted                                     15.15                185,800
Exercised                                    8.72                (54,757)
Canceled                                    10.70                 (7,724)
                                         ----------
Outstanding at December 31, 1995            11.59                373,932
Granted                                     16.64                281,000
Exercised                                    9.31                (57,084)
Canceled                                    14.06                (35,060)
                                         ----------
Outstanding at December 31, 1996           $14.61                562,788
                                           ======
Exercisable at December 31, 1996                                 108,638

<PAGE 40>

The weighted average fair value of options issued at fair market value in 1995 was $8.28 per share and $8.38 per share in 1996. The weighted average fair value of options issued below fair market value in 1995 was $16.40 per share.

Stock options outstanding at December 31, 1996 are summarized as follows:

                           Outstanding         Weighted Average         Weighted Average
    Range of                Options at             Remaining                Exercise
Exercise Price         December 31, 1996       Contractual Life              Price
-----------------   -----------------------  --------------------    ----------------------
$3.44                      9,275                     5.03                   $3.44
$7.63 to $10.50          139,178                     6.77                   $8.91
$12.00 to $14.75         190,335                     8.57                   $13.83
$18.75 to $24.60         214,000                     9.21                   $18.79
$30.00                    10,000                     9.15                   $30.00
                     ----------------
$3.44 to $30.00          562,788                     8.32                   $14.61
                       =========

NOTE 9  COMMITMENTS AND CONTINGENCIES

The company leases office and warehouse facilities under various noncancellable operating leases, including facilities subject to the restructuring plan (Note 4), which expire through 2006. Minimum future rental payments are as follows:

                                      (in thousands)
                              1996........$   2,733
                              1997........    2,291
                              1998........    1,741
                              1999........    1,492
                              2000........    1,226
                              Thereafter..    1,659
                                           ----------
                                            $11,142
                                            ======

Total rent expense for all operating leases was $1,882,000, $2,377,000 and $2,934,000 in 1994, 1995 and 1996.

The Company is involved in litigation as a defendant, incidental to the conduct of its business. It is the opinion of management, after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.
<PAGE 41>

NOTE 10  MAJOR SUPPLIERS

The Company has authorized dealership or distribution agreements with various manufacturers. Products of one of these manufacturers accounted for approximately 8% of Company sales for 1994, 11% in 1995, and 16% in 1996. Products of another manufacturer accounted for 19%, 19% and 18% of sales in 1994, 1995 and 1996. Products of a third manufacturer accounted for 17%, 11% and 9% of sales in 1994, 1995 and 1996.


NOTE 11  SEGMENT DATA AND GEOGRAPHIC AREAS

The Company operates in one industry segment. For the year ended December 31, 1995 and 1996, the Company's European operations generated revenue of $16,016,000 and $40,421,000. Intercompany product transfers between North America and Europe are not material. European operations generated income from operations of $1,587,000 for the year ended December 31, 1995 and a loss from operations of $13,481,000 for the year ended December 31, 1996 after allocating certain operating expenses. Tangible and intangible assets, which have been identified as part of the European operations, total $22,600,000 at December 31, 1995 and $48,120,000 at December 31, 1996.


NOTE 12  STATEMENT OF CASH FLOWS - SUPPLEMENTAL
DISCLOSURES

The Company has made acquisitions, accounted for under the purchase method, which are more fully described in Notes 1 and 3. The purchase prices are allocated to the assets and liabilities acquired based on their estimated fair market value as follows:

                                             1994         1995         1996
                                         ----------   ---------    ----------
                                                    (In thousands)
    Fair value of assets acquired:
          Current assets excluding cash  $4,212         $2,299       $ 6,689
          Fixed assets                      633            117           186
          Other assets                    5,594          8,899        22,300
     Less liabilities assumed:
          Current liabilities            (4,862)        (2,572)      (10,720)
          Other liabilities                (673)        (1,800)         (419)
     Common stock issued to sellers      (4,288)        (1,991)       (5,048)
                                      ----------       ---------    ----------
  Net cash paid                         $   616         $4,952       $12,988
 				                                    ======           =====       ======

NOTE 13  SUBSEQUENT EVENTS

On April 1, 1997, the Company declared, pursuant to a stock rights plan adopted on March 27, 1997, a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock.. Each right entitles the holder to purchase from the Company one one-hundredth of a share

<PAGE 42>

of Series A Preferred for a purchase price of $80 per one one-hundredth of a preferred share, subject to certain adjustments.

The Rights are not currently exercisable, and would become exercisable only if someone acquires 15% or more of the Common Stock or takes certain actions in respect of an acquisition. If the acquirer's actions meet certain criteria, each holder of a Right would then have the right to receive upon exercise thereof that number of shares of Common Stock having a market value of two times the exercise price of the Right. In addition, if there is a merger or other business combination between the Company and an acquiring entity, each Right would entitle the holder to purchase that number of shares of common stock of the acquiring entity which at the time of such transaction will have a market value of two times the exercise price of the Right. The Rights, which expire on March
28, 2007, are redeemable by the Company for a price of $.01 per Right.

On April 8, 1997, the Company and its bank retroactively amended certain covenants of the Company's long-term loan agreement (Note5).

<PAGE 43>

Report of Independent Auditors

The Board of Directors and Stockholders
The Peak Technologies Group, Inc.

We have audited the consolidated financial statements of The Peak Technologies Group, Inc. as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 26, 1997, except for Note 13, as to which the date is April 8, 1997, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young  LLP

MetroPark, New Jersey
March 26, 1997


<PAGE 44>


Schedule II - Valuation and Qualifying Accounts


   (In thousands)
                                           Charged
                                           to cost      Charged
                           Beginning          &         to other                Ending
Description                 Balance         expense     accounts   Deductions   Balance
-----------------         ----------     ----------   -----------  -----------  ----------
Year ended
 December 31, 1996
------------------------
Allowance for
 doubtful accounts
 and sales returns        $1,014          $1,338        $165 (1)      $565 (4)  $1,952
                           =====          =====          =======      =======    =====
Inventory Reserve         $2,502          $5,745        $636 (1)      $1,781(4) $7,102
                           =====          =====          =======      =======   =====

Year ended
 December 31, 1995
------------------------
Allowance for
 doubtful accounts
 and sales returns        $912             $440         $48 (2)       $386 (4)  $1,014
                          =====          =====          =======       =======    =====
Inventory Reserve        $2,825          $1,632        $240 (2)      $2,195(4)  $2,502
                         =====          =====           =======       =======    =====

Year ended
 December 31, 1994:
-------------------------
Allowance for
 doubtful accounts
 and sales returns      $853            $255         $125 (3)        $321 (4)  $912
                        =====          =====           =======       =======   =====
Inventory Reserve       $1,996          $2,596         $200 (3)     $1,967(4)  $2,825
                        =====          =====           =======       =======    =====

(1) Arose from 1996 acquisitions.
(2) Arose from 1995 acquisitions.
(3) Arose from 1994 acquisitions.
(4) Net write-offs.


<PAGE 45>

PART III
=======

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

     Incorporated by reference from the Proxy Statement sections entitled "Election of Directors" and "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement sections entitled "Executive Compensation".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

      Incorporated by reference from the Proxy Statement section entitled "Executive Compensation" and "Certain Relationships and Related Transactions".

PART IV
=======

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Documents filed as part of this Report:

1.Consolidated Financial Statements: Reference is made to the Index on Page 23 herein.
2. Financial Statement Schedules: Reference is made to the
Index on Page 23 herein.
3. The exhibits listed on the "Index to Exhibits" on page 47 are filed with this Form 10K or incorporated by reference as set forth on the "Index to Exhibits".

<PAGE 46>

(b)  The Company filed the following reports on Form 8-K since
September 30, 1996:

On April 1, 1997, the Company filed a Current Report on Form 8-K
(Items 5 and 7) related to the adoption of a shareholder Rights Plan.

<PAGE 47>

INDEX TO EXHIBITS

Exhibit No.                                           Description
--------------                                           --------------

2.1** Agreement and Plan of Merger dated July 20, 1993, among The Peak Technologies Group, Inc., Airbus Acquisition Corp., Concord
Technologies, Inc., and the Shareholders named therein.

2.2** Agreement and Plan of Merger dated July 12, 1994, among the Navy Acquisition Corp., Naco Data Systems, Inc., Vision Data, Inc., Naco Electronics Corporation, Theodore Lenhard and Suzanne Lenhard.

2.3****	Stock Purchase Agreement dated as of October 25, 1994 by and among Jeffrey P. Thomas, The Small Self Administered Pension Scheme known as the Thomas Dependent Scheme, Fenchurch Nominees Ltd. and
The Peak Technologies Group, Inc.

2.4***	Agreement and Plan of Merger dated as of January 6, 1995,
among Tiger Acquisition Corp., The Peak Technologies Group, Inc.,
Innovative Products & Peripherals Corporation and the Shareholders named therein.

2.7******* Asset Purchase Agreement dated as of October 20, 1995 by and among Dytec, Inc., Gregory Schmidt, Gregory Floyd, Port
Acquisition Corp., and The Peak Technologies Group, Inc.

3.1*  Restated Certificate of Incorporation of the Registrant.

3.2*  Bylaws of the Registrant.

4.2**Registration Rights Agreement dated July 12, 1994, among The
Peak Technologies Group, Inc., Theodore L. Lenhard and Suzanne C.
Lenhard..

4.3****	Registration Agreement dated as of October 25, 1994, among The
Peak Technologies Group, Inc., Jeffrey P. Thomas, The Small Self
Administered Pension Scheme known as the Thomas Dependent Scheme,
Fenchurch Nominees Ltd.

4.4*** Registration Rights Agreement dated January 6, 1995, among The Peak Technologies Group, Inc., and the Holders named therein.

4.5****** Registration Rights Agreement dated July 20, 1993, among The Peak Technologies Group, Inc., and the Holders named therein.

<PAGE 48>

4.8******* Registration Rights Agreement dated December 6, 1995, among The Peak Technologies Group, Inc., and the Holders named therein.

10.1******** Loan Agreement, dated as of November 16, 1995, between The Peak Technologies Group, Inc. and CoreStates Bank. N.A.

10.5*  Incentive Stock Option Plan, adopted as of June 3, 1991.

10.6*  Non-qualified Stock Option Plan, adopted as of April 1, 1992.

10.7*  Form of Indemnification Agreement.

10.8*****Employee Stock Purchase Plan, adopted as of June 8, 1995.

10.9*****Global Employee Stock Purchase Plan, adopted as of June 8,
1995.

10.10*****1995 Non-employee Directors Stock Option Program, adopted as of June 8, 1995.

10.11********First Amendment to Loan Agreement, dated as of July 31, 1996, between The Peak Technologies Group, Inc. and CoreStates Bank, N.A.

10.12 Second Amendment to Loan Agreement, dated as of April 8, 1997, between The Peak Technologies Group, Inc. and CoreStates Bank., N.A.

10.13 Severance Agreement Plan, adopted as of December 13, 1996 as to all officers (Nicholas R.H. Toms, Edward A. Stevens, Howard Cohen, Colin Wyatt, Michael Fluharty, Michael Miller, Clay Vigent, Seth Lee, Dianne Sagner and senior management).

10.14 Amendment to Non-qualified Stock Option Plan, adopted as of February 13, 1997.

10.15*********Shareholders' Rights Plan, adopted as of March 27, 1997.

21     Subsidiaries of Registrant.

23     Consent of Ernst & Young LLP

27     Financial Data Schedule

* Filed with the Securities and Exchange Commission ("Commission") as an Exhibit to the Company's Registration Statement on Form S-1, as amended, File No. 33-47160.
** Filed with the Commission as an Exhibit to 1994 Forms 10Q.
*** Filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8K filed with the Commission on January 12, 1995.
****Filed with the Commission as an Exhibit to the 1994 Form 10K filed with the Commission.
*****Filed with the Commission as an Exhibit to the 1995 Proxy Statement filed with the Commission.
******Filed with the Commission as an Exhibit to the 1993 Form 10Q filed with the Commission.
*******Filed with the Commission as an Exhibit to the Company's Current Report on Form 8K Filed with the Commission on December 6, 1995.
********Filed with the Commission as an Exhibit to the Company's Form 10Q filed with the Commission on November 13, 1996.
**********Filed with the Commission as an Exhibit to the Company's Current Report on Form 8A filed with the Commission on March 31,
1997 and incorporated herein by reference.

<PAGE 49>


SIGNATURES
===========

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 1996.

THE PEAK TECHNOLOGIES GROUP, INC.

By:/s/ Nicholas R.H. Toms
    ------------------------------
Nicholas R. H. Toms
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                       Title                     Date
---------------------------   ----------------------------  ------------------

/s/ Nicholas R.H. Toms          Chairman,                      April 14, 1997
-----------------------------   Chief Executive Officer,
NICHOLAS R.H. TOMS              Director

/s/ Howard S. Cohen             President,                     April 14, 1997
-----------------------------   Chief Operating Officer,
HOWARD  S. COHEN                Director

/s/ Edward A. Stevens           Executive Vice President,      April 14, 1997
-----------------------------   Chief Financial Officer,
EDWARD A. STEVENS               Chief Accounting Officer, Director

/s/ John R. Coutts              Director                       April 14, 1997
-----------------------------
JOHN R. COUTTS

/s/ Gregory N. Thomas           Director                       April 14, 1997
-----------------------------
GREGORY N. THOMAS

/s/ Herbert W. Marache Jr.      Director                       April 14, 1997
----------------------------
HERBERT W. MARACHE JR.