Form 10-K405/A
period 1996-12-31
PEAK TECHNOLOGIES GROUP INC
filed 1997-04-30
CIK 886044

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NUMBER 0-20078

                       THE PEAK TECHNOLOGIES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                    22-302-8807
       (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                     600 MADISON AVENUE, NEW YORK NY 10022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (212) 832-2833

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol PEAK.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 31, 1997 based on the last reported sales price of the Common Stock as reported on Nasdaq/NMS for such date, was $97,706,542.50.

     As March 31, 1997, there were 9,305,385 outstanding shares of the registrant's Common Stock.

Documents Incorporated by Reference: None

================================================================================

     The Peak Technologies Group, Inc. (the "Company") hereby amends and restates in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     On April 23, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Moore U.S.A. Inc., a Delaware corporation ("Parent"), and Kirkwood Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Parent ("Purchaser"). On April 29, 1997, Purchaser commenced a tender offer ("Offer") for all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company (the "Shares"), including the associated rights to purchase shares of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company pursuant to the Rights Agreement dated as of March 28, 1997, between the Company and ChaseMellon Shareholder Services, as Rights Agent, as amended, at a price of $18 per share (or any greater amount paid per share pursuant to the Offer), net to the seller in cash. Following the consummation of the Offer and the satisfaction or waiver of other conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the "Merger"). As a result of the Offer and the Merger, the Company will become an indirect wholly-owned subsidiary of Parent.

     As described below, the Merger Agreement requires that the Company use its best efforts, at Parent's request, to take all lawful action necessary to cause Purchaser's designees to be elected to the Company's Board of Directors (the "Board") under the circumstances described in the Merger Agreement.

RIGHT TO DESIGNATE DIRECTORS; PURCHASER DESIGNEES

     The Merger Agreement provides that, subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, promptly upon payment for any Shares by Purchaser pursuant to the Offer, Purchaser shall be entitled to designate such number of directors ("Purchaser Designees") as will give Purchaser majority representation on the Board and the Company shall, at such time, cause Purchaser Designees to be appointed by its existing Board; provided, however, that in the event that Purchaser Designees are appointed to the Board, until the effective time of the Merger (the "Effective Time") such Board will have at least two directors who are directors on the date of the Merger Agreement and who are not officers of the Company (the "Independent Directors"); and provided further that, in such event, if the number of Independent Directors will be reduced below two for any reason whatsoever, the remaining Independent Director will designate a person to fill such vacancy who shall be deemed to be an Independent Director for purposes of the Merger Agreement or, if no Independent Directors then remain, the other directors will designate two persons to fill such vacancies who shall not be officers or affiliates of the Company or any of its subsidiaries or officers or affiliates of Parent or any of its subsidiaries, and such persons will be deemed to be Independent Directors for purposes of the Merger Agreement. In connection with the foregoing, the Company will promptly, at the option of Parent, either (i) increase the size of the Board and/or (ii) obtain the resignation of such number of its current directors as is necessary to enable the Purchaser Designees to be elected or appointed to, and to constitute a majority of, the Board.

     It is expected that the Purchaser Designees may assume office at any time following the purchase by the Purchasers of Shares pursuant to the Offer, which purchase may not be earlier than May 27, 1997, and that, upon assuming office, the Purchaser Designees will thereafter constitute at least a majority of the Board.

PURCHASER DESIGNEES

     Set forth below is certain information regarding each Purchaser Designee:

     Stephen A. Holinski, 50, is Senior Vice President and Chief Financial Officer of Moore Corporation Limited ("Moore"). Prior to May 1994, Mr. Holinski held various positions with Northern Telecom Limited, the last of which was Vice President and Treasurer. Between September 1993 and March 1994, Mr. Holinski was Vice President - Products Finance of Northern Telecom Limited. Prior to September 1993, Mr. Holinski was Vice President - Finance Europe of Northern Telecom Limited. Mr. Holinski is a Director of JetForm Corporation. Mr. Holinski is also Director and Treasurer of Purchaser. Mr. Holinski is a citizen of Canada.

     Joseph M. Duane, 50, is Vice President, Corporate Development and General Counsel of Moore. Between January 1994 and August 1996, Mr. Duane was Vice President and General Counsel. Prior to January 1994, Mr. Duane was Associate General Counsel of Unisys Corporation. Mr. Duane is also Director and President of Purchaser. Mr. Duane is a citizen of the United States.

     Joan M. Wilson, 41, is Vice President and Secretary of Moore. Prior to March 1993, Ms. Wilson was Secretary. Ms. Wilson is also Director and Secretary of Purchaser. Ms. Wilson is a citizen of Canada.

     James D. Wyner, 53, is Vice President of Moore Corporation Limited and President of Moore Labels and Label Systems. Between September 1991 and June 1996, Mr. Wyner was Executive Vice President-Operations of Paxar Corporation. Prior to September 1991, Mr. Wyner was Vice President and General Manager, Zellerbach Division of Mead Corporation. Mr. Wyner is a citizen of the United States.

CURRENT DIRECTORS OF THE COMPANY

     Set forth below is certain information regarding each Director (each, a "Director") currently on the Board:

                                         NAME                                AGE
            ---------------------------------------------------------------  ---
            Nicholas R.H. Toms.............................................  48
            John R. Coutts.................................................  61
            Howard S. Cohen................................................  50
            Edward A. Stevens..............................................  41
            Gregory N. Thomas..............................................  50
            Herbert W. Marache, Jr.........................................  69

     Nicholas R.H. Toms, 48, has been a Director, Chairman and Chief Executive Officer of the Company since its inception. Mr. Toms has also been a principal of Edwardstone & Company, Incorporated ("Edwardstone"), an investment management company, since 1986 and Chairman, Chief Executive Officer and Secretary of Edwardstone since 1989. Since 1985 he has served as a Director of Lynton Group, Inc., a corporation involved in general aviation. Since 1986 he has served as a Director of Telpar Holdings Inc. ("Telpar") and, since 1990, as Chairman of Telpar.

     John R. Coutts, 61, has been a Director of the Company since April 1992, and had been Chief Operating Officer of the Company from August 1991 until his retirement in April 1996. From 1985 to 1989 Mr. Coutts served as President and Chief Operating Officer of V-Band Corporation, a public company engaged in the manufacture and distribution of high speed voice and data telecommunications systems. During the period from 1989 to 1991 he worked as an independent consultant to various companies in the computer peripherals field including the Company from February 1991 to August 1991.

     Howard S. Cohen, 50, has been a Director of the Company since February 1997 and President and Chief Operating Officer of the Company since March 1997. Mr. Cohen previously was employed as President of OCE Office Systems, a division of OCE Van der ginten, NV, headquartered in the Netherlands. Prior to that Mr. Cohen was Vice President and General Manager of the Alternate Channels Group of U.S. Sprint where he was responsible for sales, service, marketing and operations.

     Edward A. Stevens, 41, has been a Director of the Company since March 1995 and Executive Vice President and Chief Financial Officer of the Company since November 1992, Vice President of Administration and Treasurer from August 1992 to November 1992 and Vice President of Business Development from January to August 1992. Mr. Stevens served from 1988 to 1991 as Vice President, Treasurer, Secretary and Director of Electrocomponents, Inc., the former parent of MESA Technology Corporation and the wholly-owned U.S. holding company of Electrocomponents, Plc., a distributor of electronic, computer and industrial components and supplies.

     Gregory N. Thomas, 50, has been a Director of the Company since September 1992 and has served on the Compensation Committee of the Company since September 1992. Mr. Thomas had for more than five years been a partner with William Blair & Company, an investment banking firm, until his retirement in December 1992.

     Hebert W. Marache, Jr. has been a Director of the Company since July 1992 and has served on the Audit Committee since August 1992. Mr. Marache has been a Director of Telpar since 1990. Since March 1988 Mr. Marache has served as Senior Vice President of Janney Montgomery Scott Inc., a brokerage firm. He is currently a director of Biosearch Medical Products Inc., a surgical device manufacturer, and of American Centurion Life Insurance Company, a wholly owned subsidiary of American Express Company.

MEETINGS OF THE BOARD AND COMMITTEES

     During the fiscal year ended December 31, 1996, the Board held eight meetings. All of the Directors attended 75% or more of the meetings of the Board and committees for which they are members.

     The Company has standing Audit and Compensation Committees. The Company does not have a Nominating Committee.

     The Audit Committee, composed of Mr. Marache, held two meetings during the 1996 fiscal year. The Audit Committee, which selects a firm of certified public accountants whose duty is to audit the financial statements of the Company for the fiscal year in which they are appointed, monitors the effectiveness of the audit effort and monitors the Company's internal financial and accounting organization and financial reporting.

     The Compensation Committee, composed of Mr. Thomas, held two meetings during the 1996 fiscal year. The Compensation Committee reviews and approves salaries and other matters relating to compensation of the principal officers of the Company and administers the Company's stock option plans.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information as to each executive officer who is not a director of the Company:

     Colin Wyatt, 47, has been Vice President and Managing Director of the Company's European Operations since August 1996. Mr. Wyatt previously was employed as Managing Director of IBM/Lotus for the United Kingdom and Benelux areas. Prior to that Mr. Wyatt was President and General Manager for Lotus Development Ltd. for Canada.

     Scot Edwards, 40, has been Senior Vice President -- Marketing of the Company since March 1997. Prior to coming to the Company, Mr. Edwards served as Vice President, Worldwide Marketing and US Sales and Corporate Accounts with the Network Printer Division of Lexmark International. Prior to that Mr. Edwards spent eleven years with Epson America, Inc.

     Michael Fluharty, 47, has been Vice President and General Manager of the Company's Americas Division, including responsibility for sales and service, since February 1996. Previously, Mr. Fluharty had served with the Company as Area Vice President for Sales and as Director of Channel Sales since 1993.

     Clayton Vigent, 36, has been Vice President of Operations for the Company since 1996 and served as Director of Operations for the Company since 1994. Previously, Mr. Vigent was employed by FMC as Manager of Procurement Control.

     Dianne Sagner, 50, was appointed Corporate Secretary and General Counsel of the Company in March 1997 and was Corporate Counsel for the Company in 1996. Previously, Ms. Sagner was Special Corporate and Intellectual Property Counsel for the University of Arizona for two years and held a similar position for five years with the Howard Hughes Medical Institute.

     Mike Miller, 40, has been Controller of the Company since 1992 and promoted to Vice President and Controller in 1995. Previously, Mr. Miller was Chief Financial Officer for Louis Shreve and Associates from 1988 through 1991.

     Seth Lee, 34, has been Vice President and Chief Administrative Officer of the Company since January 1996. Previously, Mr. Lee was employed by Symbol Technologies for seven years in positions of sales, marketing, quality control and human resources.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and NASDAQ.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 1996 through December 31, 1996 all Section 16(a) filing requirements applicable to its Reporting Persons were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of the Chief Executive Officer of the Company, the other most highly compensated executive officers of the Company who were serving as such as of December 31, 1996, and two individuals who would have been among such group but for the fact that such individuals no longer served as an executive officer of the Company as of December 31, 1996 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                     COMPENSATION
                                   ANNUAL COMPENSATION           ---------------------
NAME AND PRINCIPAL            ------------------------------     SECURITIES UNDERLYING        ALL OTHER
POSITION                      YEAR     SALARY($)    BONUS($)          OPTIONS(#)           COMPENSATION($)
----------------------------  ----     --------     --------     ---------------------     ---------------
Nicholas R.H. Toms(1).......  1996     $311,875           --             40,000                     --
Chairman and Chief Executive  1995      275,000           --             25,000                     --
Officer                       1994      275,000      110,000             15,000                     --
John R. Coutts..............  1996       50,000(2)        --                 --                     --
Chief Operating Officer       1995      150,000           --             10,000                     --
                              1994      150,000       70,000                 --                     --

Edward A. Stevens...........  1996      175,771       60,000             20,000                     --
Executive Vice President and  1995      145,000           --              6,000                     --
Chief Financial Officer       1994      128,333       55,000              5,000                     --

Jeffrey P. Thomas...........  1996      222,625           --             10,000                $20,000(4)
Vice President and General    1995      140,000           --             20,000                 20,000(4)
Manager of European           1994       25,000(3)        --                 --                 15,000(4)
Operations

Seth Lee....................  1996      118,900           --              5,000                 21,700(6)
Vice President and Chief      1995           --(5)        --                 --                     --
Administrative Officer        1994           --(5)        --                 --                     --

Clayton A. Vigent...........  1996       91,354       20,000              5,000                     --
Vice
  President -- Operations...  1995       78,750           --              1,000                     --
                              1994       38,654        7,500                 --                     --

---------------
(1) Mr. Toms will be paid $225,000 in 1997 in respect of certain deferred compensation.

(2) Mr. Coutts retired as Chief Operating Officer of the Company in April 1996. In March 1997, Mr. Howard Cohen assumed the office of Chief Operating Officer.

(3) Mr. Thomas's employment with the Company commenced in October 1994.

(4) As an employee of Peak UK, a British Company, Mr. Thomas also received payments under a profit sharing scheme.

(5) Mr. Lee's employment with the Company commenced in January 1996.

(6) Costs associated with Mr. Lee's relocation.

OPTIONS GRANTED IN 1996

     Information concerning 1996 grants to and exercises by the Chief Executive Officer and the Named Executive Officers is provided below:

                     OPTION GRANTS IN THE LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                        ----------------------------------------------------
                            NUMBER OF           % OF TOTAL                                        POTENTIAL
                            SECURITIES       OPTIONS GRANTED      EXERCISE                   REALIZABLE VALUE(2)
                        UNDERLYING OPTIONS     TO EMPLOYEES       OR BASE      EXPIRATION   ---------------------
        NAME:                GRANTED             IN 1996        PRICE ($/SH)      DATE       5%($)       10%($)
----------------------  ------------------   ----------------   ------------   ----------   --------   ----------
Nicholas R.H. Toms....        40,000(1)            14.2%           $18.50         1/06      $465,382   $1,179,369
John M. Coutts........        10,000(1)             6.0            $18.50         1/06        92,762      235,077
Edward A. Stevens.....        20,000(1)             7.1            $18.50         1/06       232,691      589,685
Jeffrey P. Thomas.....        10,000(1)             3.6            $18.50         1/06       116,346      294,842
Seth Lee..............         5,000(1)             1.8            $18.50         1/06        58,173      147,421
Clayton A.Vigent......         5,000(1)             1.8            $18.50         1/06        58,173      147,421

---------------
(1) Options granted vest over a five year period in annual increments beginning on January 1, 1997. The vesting schedule for options granted in 1996 is 10% in 1997, 15% in 1998, 20% in 1999, 25% in 2000, and 30% in 2001.

(2) Potential Realizable Value is at assumed annual rates of stock price appreciation for option term compounded annually.

OPTIONS EXERCISED IN 1996

     The following table sets forth information regarding the exercise of options, the number of shares covered by stock options held by the Named Executive Officers as of the end of fiscal 1996, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the year-end market price of the shares subject to such options, at the end of fiscal 1996.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                            SHARES ACQUIRED                           OPTIONS AT            IN-THE-MONEY OPTIONS AT
                              ON EXERCISE     VALUE REALIZED      FISCAL YEAR END (#)         FISCAL YEAR END ($)
NAME:                             (#)              ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
--------------------------  ---------------   --------------   -------------------------   -------------------------
Nicholas R.H. Toms........          --                 --            13,000/82,000             $ 37,313/$ 63,938
John M. Coutts............          --                 --             6,107/18,593              150,000/ 360,491
Edward A. Stevens.........          --                 --             7,150/32,850               20,638/  21,613
Jeffrey P. Thomas.........          --                 --            20,000/10,000                           0/0
Seth Lee..................          --                 --                 0/ 5,000                           0/0
Clayton A. Vigent.........          --                 --               100/ 5,900                           0/0

COMPENSATION OF DIRECTORS

     During 1996, the members of the Board who are not employees of the Company were paid at a rate of $6,000 annually and $1,000 for each Board meeting day they attended.

     In June 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Pursuant to the Director Plan, the Company may grant options to purchase up to 75,000 shares of Common Stock to eligible Directors. Directors who are also employees of or consultants to the Company are not eligible to participate in the Director Plan.

     In 1996, the eligible non-employee directors, Messrs. Thomas and Marache, were each granted an option to purchase 5,000 shares of the Company's common Stock under the terms of the Director Plan. In addition, on March 27, 1997, the Company granted to Hugo Biermann, who retired as a Director in 1996, options to purchase 15,000 shares of Common Stock for $8.625 per share, vesting in increments from January 1, 1998 to January 1, 2002. Mr. Biermann's options expire on March 27, 2007, or earlier upon the occurrence of certain events.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Employment Agreements. The Company has entered into written employment agreements with Howard S. Cohen, Clayton Vigent, Scot T. Edwards, Michael Fluharty and Colin J. Wyatt. Mr. Cohen's agreement terminates in January 1999. Each such executive officer is entitled to a base salary (as of April 15, 1997 $300,000 for Mr. Cohen, $115,000 for Mr. Vigent, $190,000 for Mr. Edwards, $165,000 for Mr. Fluharty, and $220,000 for Mr. Wyatt) and to participate proportionally in all fringe benefit plans available to the most senior executive officers of the Company from time to time during the term. Except for the amount of base salary and term of employment, the terms and conditions of the employment agreements are substantially the same. Employment under the agreements may be terminated for cause or without cause in certain circumstances (as defined therein), including the death or disability of the executive officer. Upon a termination without cause, Mr. Cohen is entitled to continuation of salary through the term of the employment agreement, and a prorated bonus through the termination date. Mr. Cohen's agreement also provides that certain options granted to him will become fully vested upon a termination of his employment without cause. All other executives with employment agreements are entitled to severance pay ranging from six to twelve months, and benefits for an equivalent period of time if they are terminated without cause. The agreements contain certain requirements of noncompetition, including a requirement of noncompetition and nonsolicitation for a period of one year following a termination of employment, other than a termination without cause.

     In connection with the transactions contemplated by the Merger Agreement, certain employees of the Company have entered into new employment agreements, which will become effective at the Effective Time. At such time, such agreements will substitute for and terminate any and all employment agreements or arrangements (as described above) and/or severance agreements (as described below) such employees currently have with the Company. The new employment agreements of Mr. Wyatt, Mr. Fluharty, Mr. Edwards, Mr. Vigent, Michael Miller, Seth Lee and Dianne Sagner provide for a term of two years from the Effective Time and call for compensation and benefits consistent with what was provided to such employees prior to the Effective Time. The new agreements provide that if the employee is terminated without cause during the term of the agreement, the employee will be entitled to the greater of (i) the salary payable for the remainder of the term of employment, or (ii) twelve months base salary.

     Mr. Toms' new employment agreement provides for a term of one year commencing with the Effective Time with compensation of $400,000, plus customary benefits. If Mr. Toms completes his term of employment (or the Company terminates him without good cause or Mr. Toms severs employment with good reason), unless the agreement is extended, he will be entitled to receive at the end of such term payments of approximately $1,200,000 (in respect of severance, stay bonus and non-competition covenants), plus benefits for one year following termination.

     Mr. Cohen's new employment agreement provides for a term of one year commencing with the Effective Time with compensation at an annualized rate of $300,000 from the Effective Time until January 31, 1998, and at an annualized rate of $350,000 following such time until the end of the Term, plus customary benefits. If Mr. Cohen completes his term of employment (or the Company terminates him without good cause or Mr. Cohen severs employment with good reason), unless the agreement is extended, he will be entitled to receive at the end of such term payments of approximately $1,300,000 (in respect of severance, stay bonus, non-competition covenants and certain consulting obligations), plus benefits for one year following termination.



     Mr. Stevens' new employment agreement provides for a term of employment from the Effective Time to December 30, 1997 with compensation of $280,000, plus customary benefits. If Mr. Stevens completes his term of employment (or the Company terminates him without good cause or Mr. Stevens severs employment with good reason), unless the agreement is extended, he will be entitled to receive after the conclusion of such term payments of approximately $635,000 (in respect of severance, non-competition and certain consulting obligations), plus benefits for eighteen months following termination.



     In addition, pursuant to a letter dated February 1, 1997, the Company agreed to pay Mr. Gregory Thomas, a director of the Company, $250,000 in cash immediately prior to the closing of the Offer in consideration of his efforts on behalf of the Company in negotiating the terms of the Merger with Parent.



     Severance Pay Agreements. The Company has severance pay agreements with those executives having employment agreements (as described above) and with certain other key employees of the Company. The severance pay agreements provide, among other things, that if the employee is terminated without cause (as defined therein) in connection with, or for a period following a change in control (as defined therein) then such employee will be entitled to payment of either three years' salary (Mr. Toms, Mr. Cohen and Mr. Stevens), two years' salary (Mr. Wyatt, Mr. Fluharty, Mr. Edwards, Mr. Vigent, Mr. Miller, Mr. Lee and Ms. Sagner), one year's salary (24 employees) or six months' salary (7 employees).



     Separation, Waiver and Release Agreement. In December 1996, the Company terminated the employment of Jeffrey Thomas. Pursuant to the terms of Mr. Thomas' employment agreement, he will continue to receive his annual salary and benefits through December 1997. In March 1996, John Coutts retired from the position of chief operating officer for the Company. Pursuant to an agreement dated July 12, 1996, Mr. Coutts was retained as a consultant for a period of four years (commencing April 1, 1996) at an annual fee of $50,000, plus health benefits.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The Board of Directors has established a Compensation Committee which approves compensation payable to the executive officers. Currently, Gregory Thomas comprises the Compensation Committee.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


     The Compensation Committee of the Board (the "Committee") is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Corporation.


     The objectives of the Corporation's executive compensation program are to:


     - Support the achievement of desired performance by the Company.


     - Provide compensation that will attract and retain superior talent and reward performance.


     - Align the executive officers' interests with the success of the Company by basing a significant portion of compensation upon corporate performance.


     The executive compensation program provides an overall level of compensation opportunity that is competitive within the industry, as well as with a broader group of companies of comparable size and complexity. Actual compensation levels may be greater or less than average competitive levels in other companies based upon annual and long-term performance, as well as individual performance. The Committee uses its discretion to set executive compensation at levels warranted by external, internal or an individual's circumstances.

     The Corporation's executive officer compensation program is comprised of base salary, cash bonus compensation, long-term incentive compensation in the form of stock options, and various benefits, including medical and retirement plans, generally available to employees of the Corporation.

  Base Salary.

     Base salary levels for the Corporation's executive officers are competitively set relative to companies in the industry. The Chief Executive Officer makes salary recommendations for each of the other executive officers, which are based upon his subjective assessment of the nature of the position, contribution, experience and Company tenure of the executive officer. The recommendations are reviewed with the Committee which is responsible for approving or disapproving those recommendations.

  Executive Bonus Plan.

     The Company's Executive Bonus Plan (the "Bonus Plan") covers officers of the Company.

     Bonuses could range from 50% to 100% of the participant's base salary. Bonus awards are weighted between corporate performance (80% to 100%) and individual performance (0% to 20%), as defined under the Bonus Plan. Achievement of corporate performance is based primarily on the attainment of targeted earnings per share as well as certain other financial goals and achievement of individual performance is based on attainment of quantitative objectives established from the Company's operating plan. No bonuses will be paid under the Bonus Plan if the overall corporate performance of the Company does not reach at least 90% of the Company's budgeted operating income. Messrs. Stevens and Vigent received bonuses of $60,000 and $20,000, respectively.

  Compensation of the Chief Executive Officer.

     The Company entered into an employment agreement with Mr. Toms in 1992 that provided for an annual salary of $275,000, subject to adjustment by the Board. Mr. Toms' employment agreement expired on December 31, 1995. Although the Company has experienced significant growth in sales and profitability before non-recurring charges, Mr. Toms' salary had not been adjusted from its original 1992 level. On April 1, 1997, Mr. Toms' salary was increased by $40,000. In order to encourage Mr. Toms' continued efforts in enhancing the Company's performance, Mr. Toms was granted nonqualified stock options to purchase up to 40,000 shares of Common Stock at an option price of $18.50 per share in 1996.

  Stock Options.

     Incentive Stock Option Plan. The Company adopted an Incentive Stock Option Plan (the "ISO Plan") as of June 3, 1991. The ISO Plan provides for the grant of options to purchase up to 78,125 shares of Common Stock and is administered by the Compensation Committee of the Board.

     Options under the ISO Plan can be granted to employees of the Company who are key executive, engineering, administrative, sales, professional or technical personnel and who do not, at the date of the grant, own shares possessing more than 10% of the total combined voting power of all classes of stock of the Company and its subsidiaries, including shares attributed to such person under
Section 424 of the Internal Revenue Code of 1986, as amended (the "IRC"). The Directors of the Company, unless otherwise eligible under the provisions of the ISO Plan, are not eligible for grants.

     Options granted under the ISO Plan are incentive stock options ("ISOs"), intended to qualify under Section 422 of the IRC. The exercise price of shares of Common Stock subject to any ISO is determined by the Committee, but cannot be less than the fair market value of the Company's Common Stock at the time the ISO is granted. Under the ISO Plan, the exercise price is payable in full in cash at the time the option is exercised.

     The Board has the authority at any time to suspend, terminate, modify or amend the ISO Plan. Options may be granted under the ISO Plan until June 3, 2001, ten years from the date as of which the Nonqualified Plan was adopted.

     During the fiscal year ended December 31, 1996, 4,881 options were exercised under the ISO Plan. As of December 31, 1996 options to purchase an aggregate of 4,417 shares of Common Stock were outstanding under the ISO Plan, each with an exercise price of $3.44 per shares. No options were granted under the ISO Plan during fiscal year 1996.

     Nonqualified Stock Options. The Company adopted a Nonqualified Stock Option Plan as of April 1, 1992 (the "Nonqualified Plan'). The Nonqualified Plan provides for the grant of options to purchase up to 1,200,000 shares of Common Stock. Options under the Nonqualified Plan can be granted to all employees of the Company. The exercise price of shares of Common Stock subject to any nonqualified option is determined by the Committee administering the Nonqualified Plan. Under the Nonqualified Plan, the exercise price is payable in full in cash at the time the option is exercised.

     The Board has the authority at any time to suspend, modify or amend the Nonqualified Plan, except that the Board cannot increase the number of shares of Common Stock eligible for grants under the Nonqualified Plan without the approval of a majority of the Company's stockholders. Options may be granted under the Nonqualified Plan until April 1, 2002, ten years from the date as of which the Nonqualified Plan was adopted.

     During the fiscal year ended December 31, 1996, 52,203 options were exercised under the Nonqualified Stock Option Plan. As of December 31, 1996, options to purchase an aggregate of 526,871 shares of Common Stock were outstanding under the Nonqualified Plan. Of these options (i) 7,934 were issued in connection with the acquisition of Concord Technologies, Inc. and have an exercise price of $7.63 per share, (ii) 25,000 were issued in connection with the acquisition of Endata Group Limited and have an exercise price of $13.75,
(iii) 10,000 were issued in connection with the acquisition of Datapen and have an exercise price of $24.60, and (iv) 483,937 were issued by the Company to its employees and have an average exercise price of $14.38 per share.

     Executive officers are eligible to receive periodic grants of nonqualified stock options under the Company's Nonqualified Plan. The awards are intended to retain and motivate executive officers to achieve superior market performance of the Company's stock. During 1996, the Board approved and granted stock options totaling 120,000 shares of underlying Common Stock to executive officers based on subjective recommendations of the Committee.

     Non-Employee Directors Stock Option Program. The purpose of The Peak Technologies Group, Inc. 1995 Non-Employee Directors Stock Option Program (the "Program") is to promote the interests of the Company and its stockholders by strengthening the Company's ability to attract and retain the services of experienced and knowledgeable non-employee directors through formula grants of non-qualified stock options to acquire the Company's Common Stock as part of the total compensation paid to such non-employee directors. In addition, such grants will encourage the closer alignment of the interests of such directors with those of the Company's stockholders.

     The Program provides for automatic, non-discretionary and fixed annual grants of stock options to each member of the Board who is not an employee of the Company at the time of any such annual grant. Commencing on January 12, 1995, a stock option to acquire 5,000 shares of the Company's Common Stock was granted to each non-employee director currently serving as a member of the Board at the fair market value of the stock on the date of grant. A stock option to acquire 5,000 shares of the Company's Common Stock (reduced pro-rata if a sufficient number of option shares are not available) will automatically be granted each succeeding January 12th to each non-employee director serving as a member of the Board at such time subject to an annual grant maximum of 25,000 shares of Common Stock under the Program.

     Each option granted under the Program will be evidenced by an option agreement and will not be intended to qualify as an Incentive Stock Option under
Section 422 of the Internal Revenue Code of 1986, as amended. The option price per share will be the closing price for the Common Stock on the relevant grant date. An option will become exercisable on the first anniversary of the date of grant and may thereafter be exercised in whole or in part during the term of the option by payment of the full option price in cash for the number of underlying shares to be acquired upon any such exercise.

     Each option will expire seven years after the date on which the option is granted. However, the Program provides for earlier termination of the optionee's options upon the optionee's termination of service as a director. In respect of an optionee's first grant of options under the Program, in the event of termination of the optionee's directorship for any reason, the then outstanding initial grant option shall become 100% exercisable and shall expire one year after the date of termination. In respect of all subsequent grants to an optionee under the Program, in the event of termination of the optionee's directorship for any reason, the then outstanding and exercisable subsequent grant options shall expire ninety days after the date of termination and all unexercisable options shall expire. The Change in Control provisions of the Program provide for the acceleration of option exercisability in certain circumstances.

     The Company has the authority, at any time (subject to the next sentence) to amend the Program, subject to the limitation that no amendment may be made without stockholder approval which will increase the number of shares authorized under the Program, modify in any way the eligibility requirements or increase benefits accruing to participants. The terms and provisions of the Program which determine the eligibility of directors and the amount, price and timing of the grants may not be amended more than once every six months.

     A total of 75,000 shares of Common Stock are available for grant of stock options under the Program. During the fiscal year ended December 31, 1996, 5,000 stock options were exercised under the Program. As of December 31, 1996 options to purchase an aggregate of 20,000 shares of Common Stock were outstanding under the Program, with an average exercise price of $18.85 per share.

     Consultants Stock Option Program. The Company adopted a Consultants Stock Option Plan as of April 1, 1992 (the "Consultants Plan"). Options under the Consultants Plan can be granted to all consultants of the Company. The exercise price of shares of Common Stock subject to any consultant option is determined by the Committee administering the Consultants Plan. Under the Consultants Plan, the exercise price is payable in full in cash at the time the option is exercised.

     A total of 27,500 shares of Common Stock are available for grant of stock options under the Consultants Plan. During the fiscal year ended December 31, 1996, 15,000 stock options were granted and no options were exercised under the Consultants Program. As of December 31, 1996, options to purchase an aggregate of 21,500 shares of Common Stock were outstanding under the Consultants Program, with an average exercise price of $12.85 per share.

  Retirement Plan

     The Company has a contributory retirement plan (the "401(k) Plan") for all full-time employees with at least thirty (30) days of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the IRC.

     The 401(k) Plan provides that each participant may contribute from 6% and up to 15% of his or her salary (not to exceed the statutory limit). The 401(k) Plan provides for matching contributions by the Company of 50% of the funds contributed up to a maximum contribution by the Company of $250 per participant which is 100% vested upon receipt. This employer contribution vests at the end of seven (7) years.

     Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation and vest over a period of seven years. There was no discretionary contribution in 1996.

  Employee Stock Purchase Plan

     The Company established The Peak Technologies Group, Inc. Employee Stock Purchase Plan and The Peak Technologies Group, Inc. Global Employee Stock Purchase Plan (the Plans) for all eligible employees during 1996 with a total of 175,000 shares of Common Stock available for purchase under the Plans. During 1996, a total 40,807 shares of Common Stock were purchased by the Plans.

     The Plans purchases are made quarterly, with the per share purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the quarterly participation period. Employee contributions, which are made through payroll deductions, are limited to the lesser of 15% of total compensation or $25,000 annually.

  Benefits

     The Company provides medical and retirement benefits to the executive officers that are generally available to the Corporation's employees.

            BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:
                               Gregory N. Thomas

                            STOCK PERFORMANCE GRAPH

     The graph below compares the percentage change in the cumulative total shareholder return on the Shares from the time of the Company's initial public offering on August 4, 1992, to December 31, 1996, with the cumulative total return on (a) the S&P 500 Stock Index ("S&P 500") and (b) the Hambrecht & Quist Technology Index ("H&Q Tech") over the same period.

        Measurement Period
      (Fiscal Year Covered)                      Peak                S&P                 H&Q
Aug. 92                                         100.00              100.00              100.00
Dec. 92                                         132.34              102.71              114.77
Dec. 93                                         141.18              109.96              124.68
Dec. 94                                         191.18              106.26              144.30
Dec. 95                                         367.65              140.76              218.18
Dec. 96                                         141.18              175.95              285.51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following Table sets forth, as of April 15, 1997, certain information with respect to the beneficial ownership of the Company's Common Stock held by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and the other executive officers of the Company and (iv) all officers and directors as a group.

                                                                                  NUMBER OF SHARES
                                                                                 BENEFICIALLY OWNED
                                                                                  ON APRIL 15, 1997
                                                                                 -------------------
NAME                           ADDRESS                                           NUMBER      PERCENT
-----------------------------  ------------------------------------------------  -------     -------
Nicholas R.H. Toms...........  c/o The Peak Technologies Group, Inc.             450,888(1)    4.8%
                               600 Madison Avenue
                               New York, New York 10022
John R. Coutts...............  c/o The Peak Technologies Group, Inc.              11,100(2)      *
                               9200 Berger Road
                               Columbia, Maryland 21046
Edward A. Stevens............  c/o The Peak Technologies Group, Inc.              79,225(3)      *
                               9200 Berger Road
                               Columbia, Maryland 21046
Howard S. Cohen..............  c/o The Peak Technologies Group, Inc.                  --         *
                               9200 Berger Road
                               Columbia, Maryland 21046
Gregory N. Thomas............  c/o The Peak Technologies Group, Inc.              17,000(4)      *
                               600 Madison Avenue
                               New York, New York 10022
Herbert W. Marache, Jr. .....  c/o Janney Montgomery Scott, Inc.                  16,090(5)      *
                               26 Broadway
                               New York, New York 10004
Clayton A. Vigent............  c/o The Peak Technologies Group, Inc.                 750(6)      *
                               9200 Berger Road
                               Columbia, Maryland 21046
Seth Lee.....................  c/o The Peak Technologies Group, Inc.                 500(7)      *
                               9200 Berger Road
                               Columbia, Maryland 21046
Jeffrey P. Thomas............  c/o The Peak Technologies Group, Inc.             116,950(8)      *
                               9200 Berger Road
                               Columbia, Maryland 21046
Prescott M. Arnold...........  c/o The Peak Technologies Group, Inc.              40,000(9)      *
                               9200 Berger Road
                               Columbia, Maryland 21046
Putnam Investments, Inc......  One Post Office Square                            607,000(10)   6.5%
                               Boston, Massachusetts 02109
Heartland Advisors, Inc. ....  790 North Milwaukee Street                        473,900(11)   5.1%
                               Milwaukee, Wisconsin 53202
All Officers and Directors as
  a Group (12 people)........
                                                                                 585,445       6.2%

---------------
  *  Less than one percent.

 (1) Includes 353,478 shares of Common Stock owned directly by Mr. Toms and 27,500 shares of Common Stock issuable to Mr. Toms upon exercise of a currently exercisable nonqualified stock option. Also includes 69,910 shares of Common Stock held by Telpar, of which Mr. Toms is a director and the holder of 18% of Telpar's outstanding capital stock. Mr. Toms disclaims beneficial ownership of the shares of Common Stock held by Telpar.

 (2) Includes 11,000 shares of Common Stock issuable to Mr. Coutts upon exercise of a currently exercisable nonqualified stock option.

 (3) Includes 13,550 shares of Common Stock issuable to Mr. Stevens upon exercise of a currently exercisable nonqualified stock option and 62,009 shares of Common Stock held under the Company's Employee Stock Purchase Plan, of which Mr. Stevens is a trustee. Mr. Stevens disclaims beneficial ownership of the shares held as part of the Company's Employee Stock Purchase Plan.

 (4) Includes 10,000 shares of Common Stock issuable to Mr. Gregory N. Thomas upon exercise of a currently exercisable non-employee directors stock option.

 (5) Includes 10,000 shares of Common Stock issuable to Mr. Marache upon exercise of a currently exercisable non-employee directors stock option and 4,200 shares owned by Nancie A. Marache, the wife of Herbert W. Marache, Jr., as to which he disclaims beneficial ownership.

 (6) Includes 750 shares of Common Stock issuable to Mr. Vigent upon exercise of a currently exercisable nonqualified stock option.

 (7) Includes 500 shares of Common Stock issuable to Mr. Lee upon exercise of a currently exercisable nonqualified stock option.

 (8) Includes 71,675 shares of Common Stock owned directly by Mr. Thomas, 20,000 shares of Common Stock issuable to Mr. Thomas upon exercise of a currently exercisable nonqualified stock option, and 25,275 shares of Common Stock held in the Thomas Dependents Scheme, a trust. Mr. Thomas disclaims beneficial ownership of the shares of Common Stock held by the Thomas Dependents Scheme.

 (9) Includes 30,000 shares of Common Stock owned directly by Mr. Arnold as of his last day of employment with the Company, and 10,000 shares of Common Stock issuable to Mr. Arnold upon exercise of currently exercisable warrants issued in connection with the acquisition of Concord Technologies, Inc.

(10) Putnam Investments, Inc. does not hold any shares for its own account. Putnam Investments, Inc. exercises sole voting and sole dispositive power over these shares of Common Stock solely in its capacity as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Putnam Investments, Inc. disclaims beneficial ownership of these shares of Common Stock.

(11) Heartland Advisors, Inc. does not hold any shares for its own account. Heartland Advisors, Inc. exercises sole voting and sole dispositive power over these shares of Common Stock solely in its capacity as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Heartland Advisors, Inc. disclaims beneficial ownership of these shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, William Blair & Company provides financial advisory services to the Company. As of April 15, 1997, William Blair & Company owned approximately 2.9% of the outstanding Common Stock of the Company. In addition, see "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, therewith duly authorized on this 30th day of April, 1996.

                                          THE PEAK TECHNOLOGIES GROUP,INC.

                                          /s/ Nicholas R.H. Toms

                                          --------------------------------------
                                          Nicholas R.H. Toms, Chairman
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                                          /s/ Nicholas R.H. Toms

                                          --------------------------------------
                                          Nicholas R.H. Toms, Chairman
                                          Chief Executive Officer and Director

                                          /s/ Howard S. Cohen

                                          --------------------------------------
                                          Howard S. Cohen, President,
                                          Chief Operating Officer and
                                          Director

                                          /s/ Edward A. Stevens

                                          --------------------------------------
                                          Edward A. Stevens, Executive Vice
                                          President, Chief Financial Officer,
                                          Chief Accounting Officer and Director

                                          /s/ John R. Coutts

                                          --------------------------------------
                                          John R. Coutts, Director

                                          /s/ Gregory N. Thomas

                                          --------------------------------------
                                          Gregory N. Thomas, Director

                                          /s/ Herbert W. Marache

                                          --------------------------------------
                                          Herbert W. Marache, Director