Form 10-Q
period 1997-03-31
PEAK TECHNOLOGIES GROUP INC
filed 1997-05-09
CIK 886044

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File number  0-20078


                      THE PEAK TECHNOLOGIES GROUP, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   22-3028807
--------------------------------            -------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


600 Madison Avenue, 26th Floor, New York, New York               10022
---------------------------------------------------        ---------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  212-832-2833
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             -----  -----

The number of shares outstanding of the issuer's Common Stock, $.01 par value, was 9,305,722 as of May 7, 1997.


                  THE EXHIBIT INDEX IS FOUND ON PAGE 11


        2.

                 THE PEAK TECHNOLOGIES GROUP, INC.

                         INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                  PAGE
--------------------------------                                 ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         March 31, 1997 and December 31, 1996                      3

         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 1997 and 1996                4

         Condensed Consolidated Statements of Cash Flows for
         the Three Months ended March 31, 1997 and 1996            5

         Notes to Condensed Consolidated Financial Statements      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                        7

PART II.  OTHER INFORMATION
--------------------------------

Item 6.  Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                        10



         3.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                             March 31,        December 31,
                                               1997               1996
                                            -----------       ------------
                                            (Unaudited)
             ASSETS
------------------------------------
Current assets:
  Cash                                        $    530           $    789
  Accounts receivable, less
   allowances for doubtful
   accounts and sales returns of
   $1,518 in 1997 and $1,952 in 1996            36,792             38,924
  Inventories                                   27,732             28,380
  Refundable income tax                            781              1,371
  Deferred tax asset                             9,137              8,182
  Prepaid expenses and other
   current assets                                2,710              2,536
                                            -----------       ------------
      Total current assets                      77,682             80,182

 Furniture, equipment and
  leasehold improvements                        11,168             11,416
 Less accumulated depreciation                   4,599              4,485
                                            -----------       ------------
                                                 6,569              6,931
 Customer list, less accumulated
  amortization of $1,882 in 1997
  and $1,802 in 1996                             1,192              1,273
 Non-competition agreements, less
  accumulated amortization of
  $1,112 in 1997 and $933 in 1996                1,808              1,987
 Cost in excess of fair value of
  net assets acquired, less
  accumulated amortization of
  $4,586 in 1997 and $4,204 in 1996             44,989             45,352
 Deferred tax asset                                121                244
 Other assets                                      551                433
                                            -----------       ------------
                                              $132,912           $136,402
                                            ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                             $ 21,887           $ 25,557
 Other accrued liabilities                      11,071             11,537
 Deferred income - maint. contracts             12,144             10,922
                                            -----------       ------------
      Total current liabilities                 45,102             48,016

Long-term debt                                  25,408             24,928
Other liabilities                                2,372              3,388
Commitments and contingencies                       -                  -

Stockholders' equity
 Preferred stock, $.01 par value;
  authorized 2,000,000 shares; none
  issued and outstanding                            -                  -
 Treasury stock, 8,250 shares held in treasury   (132)                 -
 Common stock, $.01 par value;
  authorized 15,000,000 shares; issued
  and outstanding shares of 9,305,722
  in 1997 and 9,290,906 in 1996                     93                 93
 Capital in excess of par                       66,269             65,966
 Retained deficit                               (6,200)            (5,989)
                                            -----------       ------------
       Total stockholders' equity               60,030             60,070
                                            -----------       ------------
                                              $132,912           $136,402
                                            ===========       ============

See notes to condensed consolidated financial statements.


         4.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)

                                     For the three months
                                      ended March 31,
                                ------------------------------
                                   1997              1996
                                ---------         ---------
Sales:
   Equipment and Systems         $ 43,327          $ 40,858
   Maintenance                     10,567             8,374
                                 --------          --------
                                   53,894            49,232
Cost of Sales:
   Equipment and Systems           30,711            27,370
   Maintenance                      5,115             4,309
                                 --------          --------
                                   35,826            31,679

      Gross Profit                 18,068            17,553

Selling, general, engineering
  and administrative expenses      17,732            14,101
Amortization of intangibles           534               300
                                ---------          --------
    Income (loss) from operations    (198)            3,152

Other expenses:
   Interest expense, net              538               110
   Amortization of debt
       issuance costs                   6                13
                                ---------          --------
                                      544               123
                                ---------          --------

Income (loss) before income taxes    (742)            3,029
Provision for income taxes            222             1,228
                                ---------          --------
Net income (loss)                $   (964)         $  1,801
                                =========          ========
Per share data:
    Net income (loss)            $  (0.10)          $  0.20
                                =========          ========

Average common shares outstanding   9,287             9,181


See notes to condensed consolidated financial statements.

         5.
                       THE PEAK TECHNOLOGIES GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)


                                       For the three months ended March 31,
                                       ------------------------------------
                                                1997              1996
                                              --------          --------
Cash flows from operating activities:
 Net income (loss)                              $ (964)           $1,801
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                  1,130               688
  Accounts receivable                            2,132            (2,784)
  Inventories                                      648            (1,150)
  Income taxes                                    (242)            1,066
  Accounts payable and accrued liabilities      (4,136)            1,804
  Prepaid expenses and other current assets       (174)           (1,726)
  Deferred income - maintenance contracts        1,222             1,253
  Other assets and liabilities                    (304)             (896)
                                              --------          --------
     Net cash provided by (used in)
        operating activities                      (688)               56

Cash flows from investing activities:
 Capital expenditures                             (226)             (790)
 Purchase of business                               -             (4,592)
                                              --------          --------
  Net cash used in investing activities           (226)           (5,382)

Cash flows from financing activities:
 Borrowing under revolving loans, net              480             5,181
 Capital contribution and issuance of stock        171               268
                                              --------          --------
 Net cash provided by financing activities         655             5,449

    Net increase (decrease) in cash               (259)              123
 Cash at beginning of the period                   789               311
                                              --------          --------
 Cash at end of the period                      $  530            $  434
                                              ========          ========

Supplemental disclosure of cash flow information:
  Cash paid during period for:
     Income taxes                               $  336            $   13
                                              ========          ========
     Interest                                   $  550            $  105
                                              ========          ========

 See notes to consolidated financial statements.


         6.

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

3. Inventories are stated primarily at the lower of cost (first-in, first-out) or market and consist of the following:

                            March 31, 1997         December 31, 1996
                          ------------------       -----------------
(In thousands)
Equipment:
    Components                 $ 4,585                  $ 5,063
    Finished goods              13,402                   13,687
Maintenance Parts                9,745                    9,630
                          -----------------        -----------------
                               $27,732                  $28,380

4. SUBSEQUENT EVENT

        On April 23, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), among the Company, Moore U.S.A. Inc., a Delaware corporation ("Parent"), and Kirkwood Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Parent ("Sub").

        On April 29, 1997, pursuant to the terms of the Merger Agreement, Sub commenced a tender offer for all outstanding shares of common stock of the Company ("Shares"), at a purchasing price of $18.00 per Share net to the seller in cash (the "Offer"). The obligation of Sub to accept for payment, and pay for, any Shares pursuant to the Offer is subject to certain conditions, including, but not limited to (i) there having been validly tendered and not withdrawn prior to the expiration of the Offer such number of Shares that would constitute a majority of the outstanding Shares (determined on a fully-diluted basis for all outstanding stock options and any other rights to acquire Shares) and (ii) any waiting period under the HSR Act (as defined in the Merger Agreement) and the German Competition Act (as defined in the
Merger Agreement) applicable to the purchase of Shares pursuant to the Offer having expired or been terminated. Early termination of the waiting period under the HSR Act was granted on May 6, 1997. The Offer is currently scheduled to expire May 27, 1997.

        The Merger Agreement further provides that, following the expiration of the Offer and subject to the satisfaction or waiver of certain conditions (i) all of the issued and outstanding Shares (other than shares canceled pursuant to the Merger Agreement and any Shares the holders of which have exercised appraisal rights under Delaware law) will be converted into the right to receive in the Merger $18.00 per Share (or any greater amount paid per Share in the Offer) in cash, and (ii) Sub will be merged with and into the Company (the "Merger") with the Company to continue as the surviving corporation.

        In connection with the Merger Agreement, on April 23, 1997, the Company and ChaseMellon Shareholder Services, as Rights Agent (the
"Rights Agent"), entered into an amendment (the "Rights Amendment") to the Rights Agreement, dated as of March 28, 1997, by and between the Company and the Rights Agent (the "Rights Agreement"), having the effect of exempting the events and transactions contemplated by the Merger Agreement from the Rights Agreement.

         7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain income statement data expressed as a percentage of net sales and the percentage change of such item compared to the corresponding prior period. The discussion and analysis set forth below is affected by acquisitions occurring throughout the periods presented. Reference is made to the Company's 1996 10-K, for detailed discussion and analysis of the Company's financial condition and results of operations for the periods covered by that report.



                                        % of Net Sales
                                -----------------------------    % Increase/
                                Three Months Ended March 31,      (Decrease)
                                -----------------------------  ----------------
                                     1997          1996          1996 to 1997
                                    ------        ------       ----------------
Net Sales                           100.0%        100.0%              9.4%
Cost of Sales                        66.5          64.3              13.1
                                    ------        ------
Gross Profit                         33.5          35.7               2.9
Selling, General, Engineering
  and Administrative Expenses        32.9          28.7              25.7
Amortization of Intangibles           1.0           0.6              78.0
                                    ------        ------
Income (loss) from Operations        (0.4)          6.4              N/M
Interest and Other Expenses, net      1.0           0.2              N/M
                                    ------        ------
Income (loss) before Income Taxes    (1.4)          6.2              N/M
                                    ======        ======

N/M - Not Meaningful


Results of Operations

March 31, 1997 Compared to March 31, 1996
-----------------------------------------

Net sales for the three months ended March 31, 1997 increased to $53,894,000 from $49,232,000 in the first quarter of 1996, an increase of 9.4%. Equipment and systems sales increased by 6.0% to $43,327,000 and maintenance service sales increased 26.2% to $10,567,000 during the first quarter of 1997 compared to the first quarter of 1996. Sales and results of operations of the 1996 acquisitions of Combitrading, Syntest, Acquidata, Barcode Systems and SASS Computer are included with the Company's from the date of acquisition. The equipment and systems sales increase resulted from revenue generated from operations acquired during 1996 and the increase in maintenance service revenues resulted from increased
U.S. maintenance revenue as well as revenue generated from operations acquired in 1996.

         8.

The Company's gross profit margin for the three months ended March 31, 1997, was 33.5% compared to 35.7% for the same period of 1996. For the three months ended March 31, 1997, equipment and systems margins were 29.1% compared to 33.0% for the same period of 1996. Maintenance service margins increased to 51.6% for the three months ended March 31, 1997 compared to 48.5% for the three months ended March 31, 1996. Equipment and systems margins were lower primarily as a result of lower gross profit margins in Peak's European operations, while maintenance service margin increased from the Company's continued focus on providing its customers with comprehensive after sale service.

Selling, general, engineering, and administrative ("SGE&A") expense were 32.9% of net sales for the three months ended March 31, 1997 compared to 28.7% for the first quarter of 1996. The increase was a result of higher SGE&A expenses relative to sales in the Company's European operations. The Company continues implementing its restructuring plan which was announced in the fourth quarter of 1996. This plan, which will be completed by the end of 1997, is designed to reduce expense levels to be in line with revenue expectations.

Interest and other expenses were $544,000 at March 31, 1997 compared to $123,000 at March 31, 1996 as a result of increased borrowing related primarily to the 1996 acquisitions.

The Company's loss before income taxes was $964,000 in the first quarter of 1997 compared to income before income taxes of $3,029,000 in the first quarter of 1996.

Liquidity and Capital Resources

The Company's current ratio was 1.7 to 1 at both March 31, 1997 and December 31, 1996. As of March 31, 1997, working capital was $32,580,000. As of March 31, 1997, the Company's long-term revolving loan facility with a bank had an outstanding balance of $25,408,000 with an available borrowing of approximately $6,592,000. Amounts available under the Company's $32,000,000 loan facilities and funds generated from operations have been the Company's primary source of liquidity, which the Company believes will be sufficient to fund present cash needs.

As the Company continues to implement its restructuring plan, which it began during the fourth quarter of 1996, it incurred approximately $1,060,000 in payments during the first quarter of 1997 related to the restructuring plan. At March 31, 1997, approximately $2,540,000 of the restructuring charge had not been utilized.

         9.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  The exhibit filed as part of this report is as follows:

     Exhibit 2.1 - Agreement and Plan of Merger, dated as of April 23, 1997, by and among Moore U.S.A. Inc., Kirkwood Acquisition Corp. and The
     Peak Technologies Group, Inc. (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on April 25, 1997)

     Exhibit 10.1 - Executive Employment Agreement dated January 8, 1997 between The Peak Technologies Group, Inc. and Howard Cohen.

     Exhibit 10.2 - Letter Agreement dated February 1, 1997 between The Peak Technologies Group, Inc. and Mr. Gregory Thomas. (filed as Exhibit (c) (4) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on April 29, 1997)

     Exhibit 10.3 - Letter Agreement dated February 1, 1997 between The Peak Technologies Group, Inc. and Mr. Hugo Biermann. (filed as Exhibit (c) (5) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on April 29, 1997)

     Exhibit 10.4 - Consulting Agreement dated February 1, 1997 between The Peak Technologies Group, Inc. and Mr. Hugo Biermann. (filed as Exhibit (c) (6) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on April 29, 1997)

     Exhibit 27 - Financial Data Schedule - March 31, 1997 Financial
     Data Schedule

(b)  The reports on Form 8-K filed as part of this report are as follows:

     On April 25, 1997, the Company filed a Current Report on Form 8-K (Item 5) related to the merger.

         10.

                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PEAK TECHNOLOGIES GROUP, INC.
----------------------------------
 (Registrant)


DATED: May 9, 1996                       By: /s/  Edward A. Stevens
                                             -------------------------
                                                EDWARD A. STEVENS
                                                Executive Vice President,
                                                Chief Financial Officer


         11.

                          EXHIBIT INDEX
                          -------------

EXHIBIT           DESCRIPTION
-------           -----------
 10.1 Executive Employment Agreement dated January 8, 1997 between The Peak Technologies Group, Inc. and Howard Cohen.

 10.2      Letter Agreement dated February 1, 1997 between
           The Peak Technologies Group, Inc. and Mr. Gregory Thomas. (filed as Exhibit (c) (4) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on April 29, 1997)

 10.3      Letter Agreement dated February 1, 1997 between
           The Peak Technologies Group, Inc. and Mr. Hugo Biermann. (filed as Exhibit (c) (5) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on April 29, 1997)

 10.4      Consulting Agreement dated February 1, 1997 between
           The Peak Technologies Group, Inc. and Mr. Hugo Biermann. (filed as Exhibit (c) (6) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on April 29, 1997)

 27        March 31, 1997 Financial Data Schedule